Form 10QSB
period 1999-04-30
ONLINETRADINGINC COM CORP
filed 1999-07-14
CIK 1082690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to _________.

COMMISSION FILE NUMBER: 333-75119

                           onlinetradinginc.com corp.
             (Exact name of registrant as specified in its charter)

                Florida                                65-0607814
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                      2700 North Military Trail, Suite 200
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)

                                 (561) 995-1010
              (Registrant's telephone number, including area code)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No  X
    ---     ---


         On June 16, 1999, the registrant had 11,138,888 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---
                           onlinetradinginc.com corp.

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               Statements of Operations (unaudited) for the Three
               Months Ended April 30, 1999 and April 30, 1998

               Balance Sheets as of April 30, 1999 (unaudited) and January 31, 1999

               Statements of Cash Flows (unaudited) for the Three
               Months Ended April 30, 1999 and April 30, 1998

               Notes to the Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION


SIGNATURES


EXHIBITS
onlinetradinginc.com corp.
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            APRIL 30
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------
Revenues
  Commissions                                     $2,059,756      $1,342,711
  Net dealer inventory and investment gains          314,909         216,184
  Interest and dividends                              70,442          38,365
                                                  ----------      ----------
                                                   2,445,107       1,597,260
                                                  ----------      ----------

Expenses
  Employee compensation and benefits               1,189,208         973,566
  Clearing and other transaction costs               610,440         425,017
  Occupancy and administrative                       239,489         120,914
  Interest expense                                     6,745           8,985
  Depreciation                                         8,744           7,429
                                                  ----------      ----------
                                                   2,054,626       1,535,911
                                                  ----------      ----------

Income before income taxes                           390,481          61,349

Income Tax Provision                                 150,338          12,868
                                                  ----------      ----------

Net Income                                        $  240,143      $   48,481
                                                  ==========      ==========

Earnings Per Share
  Basic                                           $    0.027      $    0.005
                                                  ==========      ==========
  Diluted                                         $    0.027      $    0.005
                                                  ==========      ==========
  Weighted average common shares outstanding
  for both basic and diluted                       8,888,888       8,857,229
                                                  ==========      ==========


                        See accompanying notes.

onlinetradinginc.com corp.
BALANCE SHEETS



                                                                          As of            As of
                                                                      --------------  ----------------
                                                                      April 30, 1999  January 31, 1999
                                                                      --------------  ----------------
                                                                       (unaudited)
ASSETS
------
  Current Assets
    Cash & cash equivalents                                             $1,315,275      $1,005,944
    Receivable from clearing organization                                  677,981         572,433
    Other receivables                                                        9,912           6,163
    Securities owned, at market value                                      163,047         381,084
    Other current assets                                                        --           9,420
                                                                        ----------      ----------
  Total Current Assets                                                   2,166,215       1,975,044

  Property and Equipment, net                                              163,633         136,146

  Other Assets                                                             118,222          43,398
                                                                        ----------      ----------

TOTAL ASSETS                                                            $2,448,070      $2,154,588
                                                                        ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Current Liabilities
    Accounts payable                                                    $  189,894      $  163,074
    Accrued payroll                                                        522,660         644,148
    Income taxes payable                                                   143,018          38,230
    Securities sold but not yet purchased, at market value                   9,600              --
    Other current liabilities                                              175,069         141,200
                                                                        ----------      ----------
  Total Current Liabilities                                              1,040,241         986,652
                                                                        ----------      ----------

  Deferred Income Taxes                                                     15,150          15,400
                                                                        ----------      ----------

  Subordinated Loans                                                       525,000         525,000
                                                                        ----------      ----------

  Stockholders' Equity
    Preferred stock, $0.01 par value; 1,000,000 shares authorized;
      issued and outstanding, 300 shares of Series A, stated value
      $1,000, voting, redeemable at 110% of stated value                   300,000         300,000
    Common stock, $0.01 par value; 100,000,000 shares authorized;
      issued and outstanding, 8,888,888 shares                              88,888          88,888
    Additional-Paid-In-Capital                                             103,063         103,063
    Retained earnings                                                      375,728         135,585
                                                                        ----------      ----------

  Total Stockholders' Equity                                               867,679         627,536
                                                                        ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $2,448,070      $2,154,588
                                                                        ==========      ==========


                             See accompanying notes
onlinetradinginc.com corp.
Statements of Cash Flows (unaudited)

                                                                   THREE MONTHS ENDED
                                                                          APRIL 30
                                                                --------------------------
                                                                   1999            1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $   240,143    $    48,481
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                      8,744          7,429
    Common stock issued for services                                     --         26,000
    Deferred income taxes                                              (250)            --
    Changes in certain assets and liabilities:
      Receivable from clearing organization                        (105,548)       (93,835)
      Other receivables                                              (3,749)        (2,922)
      Securities owned at market value                              218,037       (334,357)
      Other current assets                                            9,420            561
      Accounts payable                                               26,820        (65,912)
      Accrued payroll                                              (121,488)       601,340
      Income taxes payable                                          104,788         12,868
      Other current liabilities                                      33,869         53,113
      Securities sold, but not yet purchased, at market value         9,600        206,762
                                                                -----------    -----------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                     420,386        459,528
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                (36,231)        (4,726)
  Net change in other assets                                        (74,824)        (7,062)
                                                                -----------    -----------

      NET CASH USED IN INVESTING ACTIVITIES                        (111,055)       (11,788)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --             --
                                                                -----------    -----------


Net Increase in Cash and Cash Equivalents                       $   309,331    $   447,740

Cash Beginning of Period                                        $ 1,005,944    $   218,335
                                                                -----------    -----------

Cash End of Period                                              $ 1,315,275    $   666,075
                                                                ===========    ===========


                             See accompanying notes.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                                 April 30, 1999

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The Company's fiscal year end is January 31. The financial information presented as of any date other than January 31 has been prepared from the books and records without audit. Financial information as of January 31 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire fiscal year.

EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

2. EARNINGS PER SHARE

The following table sets forth the computation of basis and diluted earnings per share:

                                                                             Three months ended
                                                                                 April 30
                                                                          -----------------------
                                                                             1999        1998
                                                                          -----------------------
Numerator:
         Net Income                                                       $  240,143   $   48,481

         Numerator for basic and diluted earnings per share - income
                  Available to common stockholders                        $  240,143   $   48,481

Denominator:
         Denominator for basic earnings per share - weighted average
                  shares                                                   8,888,888    8,857,229

         Denominator for diluted earnings per share - adjusted weighted
                  average shares and assumed conversions                   8,888,888    8,857,229

Basic earnings per share                                                  $    0.027   $    0.005
Diluted earnings per share                                                $    0.027   $    0.005

3. STOCK SPLIT

         A stock split of 11.1111 shares for each 10 shares of common stock outstanding was effected on April 3, 1999. The number of shares issued and all per share amounts have been adjusted to retroactively reflect the effect of the stock split.

4. OPERATING LEASE

         On March 2, 1999, the Company signed a three year operating lease to rent office furniture, office equipment and computer hardware. The monthly rental payment under the agreement is $6,862 plus applicable taxes.

5. SUBSEQUENT EVENTS

         The Company's Articles of Incorporation were amended on May 8, 1999 to increase its authorized $0.01 par value common stock to 100,000,000 shares.

         The Company completed its initial public offering (the "IPO") by issuing 2,250,000 shares of common stock, $0.01 par value (the "IPO Shares") on June 11, 1999. The IPO shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-75119; effective date June 10, 1999) through a syndicate of underwriters, the principal representatives of which were Werbel-Roth Securities, Inc., onlinetradinginc.com corp., Seaboard Securities, Inc., and The Agean Group, Inc. The IPO shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $15,750,000.

         The Company incurred offering expenses in connection with this offering as follows:

            Underwriting discounts and commissions               $1,741,556
            Expenses paid to or for underwriters                    120,000
            Other offering expenses                                 270,000
                                                                 ----------
                   Total Expenses                                $2,131,556

         Except for the concessions earned by the Company as a result of participating in the syndicate, none of the above expenses were paid either directly to indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

         On June 16, 1999, the closing date of the IPO, the Company received $14,025,210 of proceeds after underwriters discounts and other costs totaling $1,724,790. The Company estimates that it will incur $365,000 in other expenses associated with the issuance and distribution. As of April 30, 1999, the Company had $97,237 in deferred registration costs. In conjunction with the IPO, the Company issued 225,000 warrants to the underwriters. The warrants have an exercise price of $11.55 (165% of the $7.00 IPO price).

         On June 11, 1999, the Company granted to its employees, 325,000 stock options. The employee options generally vest over five years and have an exercise price of $7.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the level of operation and financial condition of onlinetradinginc.com. This discussion should be read with the financial statements appearing in Part I. Item 1 of this report.

The Company is a brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rulemaking Board, and all state securities divisions except Hawaii and Puerto Rico. We are a full-service firm targeting experienced high net worth investors and small to mid-sized financial institutions including: hedge funds, money managers, mutual funds, registered investment advisors and pension funds. We specialize in offering equity execution systems and services to more active market participants, and we plan to expand our business by using the Internet to efficiently market and distribute our products and services to additional potential clients. In June 1999, we completed an initial public offering (the "IPO") of shares at a price of $7.00 per share which, including the 15% overallotment, generated net proceeds of approximately $15.7 million.

IMPACT OF THE YEAR 2000

With the new millenium approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 complaint. The issue, in general terms, is that many existing computer systems and micro processors with data functions use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19." Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

Our business is extremely dependent on technology. We have conducted an assessment of the Year 2000 issue and the potential effect it will have on us and our business. We believe we have materially modified and/or replaced our previously non-compliant information technology systems to properly recognize and utilize dates beyond December 31, 1999. We presently believe that with modifications previously made to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in our own systems. However, even if these changes are successful, failure of third party systems, to which we are financially or operationally linked, to address their own system problems could have a material adverse impact on us.

We have budgeted $100,000 for Year 2000 testing and monitoring beyond what we have already spent. We cannot assure you that this budget will be sufficient as actual results could differ materially from our plans.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1999 COMPARED WITH THREE MONTHS ENDED APRIL 1998

For the three months ended April 30, 1999, the Company realized net income of $240,143, an increase of 395% when compared to the three month period ended April 30, 1998.

REVENUES. Gross revenues increased over 53% from the three months ended April 1998 to the three months ended April 1999. The increase is primarily a result of earning $717,045 (a 53% increase) in additional commission revenue. The additional commissions are attributed to increasing the Company's sales force by hiring an additional six registered representatives. The Company intends to continue recruiting experienced brokers and begin advertising for retail and institutional customers in an effort to increase revenues and gain market share. Proprietary trading profits increased by 46% over the same period, and interest revenues increased by 84% as a result of an improved interest revenue sharing arrangement with our clearing firm, Bear Stearns Securities Corp.

OPERATING EXPENSES. Total operating expenses increased by 34% from $1,535,911 for the three month period ending April 1998 to $2,054,626 for the three month period ended April 1999. Our largest operating expense continues to be employee compensation. Employee compensation includes commissions paid to brokers and traders and has decreased to 49% of gross revenues for the three months ended April 30, 1999. We anticipate this expense to continue to increase as we hire additional brokers, management, and executives.

The next largest operating expense is our cost to execute and clear trades (i.e., clearing costs) through Bear Stearns Securities Corp, Instinet, floor brokers, and various other electronic crossing networks. Our clearing costs have increased in terms of absolute dollars, but the transaction costs have declined as a percentage of the commission revenues generated. For the three months ended April 30, 1999 our clearing costs were 30% of our gross commissions as compared to 32% for the same period ending April 30, 1998. The decrease is a result of a reduction in costs per trade as our transaction volume increases. We expect this trend to continue.

Our occupancy and administrative expenses have almost doubled as the Company continues to expand its office facilities. The dollar increase of $118,575 represents a 2% increase as a percentage of total revenues. We anticipate that this expense will continue to increase in terms of actual dollars; however, as our revenues continues to grow, we anticipate this expense to decrease as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to SEC rule 15c3-1, the Company is required to maintain at least $100,000 in net capital. The same rule prohibits the Company's aggregate indebtedness to exceed 15 times its net capital (i.e., its net capital ratio). As of April 30, 1999, the Company had net capital of $1,094,617 with a net capital ratio of .94 to 1. The Company remains well within the regulatory required minimums.

The Company's primary source of operating liquidity continues to be cash generated from operations. The IPO proceeds, $14,025,210, received on June 16, 1999, provide the Company with the capital resources to significantly expand its network infrastructure, implement its marketing strategies, and continuously improve its internet products.

The Company intends to redeem its preferred stock for 110% of the $300,000 stated value in the second fiscal quarter of 1999. In addition, the Company may pre-pay $100,000 of its subordinated loans.

The Company believes that the net proceeds from the IPO, together with its current cash balance and anticipated cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements at least over the next 12 months. Management expects that, in the future, cash in excess of current requirements will be invested in short-term interest bearing securities.

FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed on this report and in the Company's other filings with the SEC. In addition, any forward looking information regarding the operations of the Company will be effected by management's ability to: (1) complete its expansion in a timely fashion, (2) manage and operate its facility as expanded, (3) increase its marketing and sales efforts, and (4) maintain its existing customers. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential transaction volume.


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On June 11, 1999, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-75119). The offering of the securities (the "IPO") registered pursuant to the Registration Statement also commenced on June 11, 1999. The IPO was completed after the sale of 2,250,000 shares of the Company's common stock for $7.00 per share. He managing underwriter, Werbel-Roth Securities, Inc., also exercised the 15% overallotment option on July 1, 1999 and sold an additional 337,500 shares.

The Company incurred expenses of $2.1 million in connection with the IPO, and an additional $261,000 in underwriter's discounts and fees with respect to the overallotment. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO, including the overallotment, were $15.7 million and are being used for: sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing. None of the payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

         11       Computation of Per Share Earnings - See footnote #2
         27       Financial Data Schedule (for SEC use only)
         99.1     Addendum to Andrew A. Allen's Employment Agreement
         99.2     Addendum to Farshid Tafazzoli's Employment Agreement

(b) The Company filed no reports on Form 8-K during the period.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     onlinetradinginc.com corp.

07/12/99                             By: /s/ Andrew A. Allen
---------------------                   ----------------------------------------
Date                                    Andrew A. Allen, Chief Executive Officer

07/12/99                             By: /s/ Steven zum Tobel
---------------------                   ----------------------------------------
Date                                    E. Steven zum Tobel, President and
                                        Chief Financial Officer