Form 10QSB
period 1999-07-31
ONLINETRADINGINC COM CORP
filed 1999-09-10
CIK 1082690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB
--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

             For the transition period from __________ to _________.

COMMISSION FILE NUMBER:    333-75119

                           onlinetradinginc.com corp.
        (Exact name of small business issuer as specified in its charter)

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     On August 23, 1999, the registrant had 11,476,388 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__
                           onlinetradinginc.com corp.


                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

     Item 1.  Financial Statements

          Statements of Operations (unaudited) for the Three and Six
          Months Ended July 31, 1999 and 1998                                 1

          Statements of Financial Condition as of July 31, 1999 (unaudited)
          and January 31, 1999                                                2

          Statement of Stockholders' Equity (unaudited) for the Six
          Months Ended July 31, 1999                                          3

          Statements of Cash Flows (unaudited) for the Six Months Ended
          July 31, 1999 and 1998                                              4

          Notes to the Financial Statements                                 5-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-12


PART II - OTHER INFORMATION

     Item 2.           Changes in Securities and Use of Proceeds             13

     Item 4.           Submission of Matters to a Vote of Security Holders   13

     Item 5.           Other Information                                     13

     Item 6.           Exhibits and Reports on Form 8-K                      14


Signatures                                                                   14
                           onlinetradinginc.com corp.
                            Statements of Operations
                                   (UNAUDITED)


                                                                     Three Months Ended                      Six Months Ended
                                                                           July 31,                               July 31,
                                                              --------------------------------       -------------------------------
                                                                  1999                1998               1999               1998
                                                              ------------        ------------       ------------       ------------
Revenues:
  Commissions .........................................       $  2,119,738        $ 1,114,247        $ 4,179,494        $ 2,456,957
  Investment gains (losses) ...........................            218,734           (305,957)           533,644            (89,773)
  Other revenues ......................................            175,000                 --            175,000                 --
  Interest - revenue sharing ..........................             78,612                 --            137,210                 --
  Interest and dividends ..............................             94,836             28,705            106,680             67,070
                                                              ------------        -----------        -----------        -----------

          Total Revenues ..............................          2,686,920            836,995          5,132,028          2,434,254
                                                              ------------        -----------        -----------        -----------

Expenses:
  Employee compensation and benefits ..................          1,245,403            443,302          2,438,863          1,416,305
  Clearing and other transaction costs ................            635,077            459,381          1,310,330            917,341
  Occupancy and administrative ........................            162,278            100,470            332,703            189,004
  Interest expense ....................................              7,504              9,013             14,249             17,998
  Depreciation ........................................             12,611              7,315             21,355             14,744
                                                              ------------        -----------        -----------        -----------

          Total Expenses ..............................          2,062,873          1,019,481          4,117,500          2,555,392
                                                              ------------        -----------        -----------        -----------

          Income (loss) before income taxes ...........            624,047           (182,486)         1,014,528           (121,138)

Income tax (provision) benefit ........................           (238,606)            71,170           (388,944)            47,230
                                                              ------------        -----------        -----------        -----------

          Net income (loss) ...........................       $    385,441        $  (111,316)       $   625,584        $   (73,908)
                                                              ============        ===========        ===========        ===========

Earnings Per Share:
  Basic ...............................................       $      0.038        $    (0.013)       $     0.068        $    (0.009)
                                                              ============        ===========        ===========        ===========
  Diluted .............................................       $      0.038        $    (0.013)       $     0.068        $    (0.009)
                                                              ============        ===========        ===========        ===========
  Weighted average common shares
    outstanding - basic ...............................         10,221,768          8,633,180          9,224,847          8,633,180
                                                              ============        ===========        ===========        ===========
  Weighted average common shares
   outstanding - diluted ..............................         10,233,397          8,633,180          9,227,778          8,633,180
                                                              ============        ===========        ===========        ===========














                             See accompanying notes.

                           onlinetradinginc.com corp.
                        Statements of Financial Condition



                                                                                                      As of              As of
                                                                                                  -------------     ----------------
                                                                                                  July 31, 1999     January 31, 1999
                                                                                                  -------------     ----------------
                                                                                                   (UNAUDITED)

            ASSETS
Current Assets:
  Cash and cash equivalents ..................................................................... $  16,411,743     $      1,005,944
  Receivable from clearing organization .........................................................       320,018              572,433
  Other receivables .............................................................................        25,917                6,163
  Securities owned, at market value .............................................................     1,504,684              381,084
  Other current assets ..........................................................................         1,196                9,420
                                                                                                    -----------     ----------------

          Total Current Assets ..................................................................    18,263,558            1,975,044

Property and Equipment, net .....................................................................       200,966              136,146

Other Assets ....................................................................................       117,189               43,398
                                                                                                    -----------     ----------------

          TOTAL ASSETS .......................................................................... $  18,581,713     $      2,154,588
                                                                                                  =============     ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................................................. $     220,799     $        163,074
  Accrued payroll ...............................................................................       462,050              644,148
  Income taxes payable ..........................................................................       369,771               38,230
  Securities sold but not yet purchased, at market value ........................................       295,500                   --
  Other current liabilities .....................................................................       195,868              141,200
                                                                                                  -------------     ----------------

          Total Current Liabilities .............................................................     1,543,988              986,652
                                                                                                  -------------     ----------------

Deferred Income Taxes ...........................................................................        13,481               15,400
                                                                                                  -------------     ----------------

Subordinated Loans ..............................................................................       425,000              525,000
                                                                                                  -------------     ----------------

Stockholders' Equity:
  Preferred  stock, $0.01 par value; 1,000,000 shares authorized; none outstanding at July 31, 1999; 300 shares of Series A issued and outstanding January 31, 1999,
    stated value $1,000, voting, redeemable at 110% of stated value .............................            --              300,000
  Common  stock, $0.01 par value; 100,000,000 shares authorized; issued and outstanding, 11,476,388 shares at July 31, 1999 and 8,888,888 shares at
    January 31, 1999 ............................................................................       114,763               88,888
  Additional-Paid-In-Capital ....................................................................    15,753,312              103,063
  Retained earnings .............................................................................       731,169              135,585
                                                                                                  -------------     ----------------

Total Stockholders' Equity ......................................................................    16,599,244              627,536
                                                                                                  -------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................... $  18,581,713     $      2,154,588
                                                                                                  =============     ================


                             See accompanying notes.

                           onlinetradinginc.com corp.
                  Statement of Changes in Stockholders' Equity
                     For the Six Months Ended July 31, 1999
                                   (UNAUDITED)










                                                   Series A
                                                Preferred Stock             Common Stock
                                            ----------------------   --------------------------
                                                         Amount at                                Additional
                                              Shares      Stated        Shares      Amount at       Paid-In    Retained
                                              Issued       Value        Issued      Par Value       Capital    Earnings    Totals
                                            ----------   ---------   -----------   ------------   -----------  --------  -----------


BALANCES, January 31, 1999 ...............         300   $ 300,000     8,888,888   $     88,888   $   103,063  $135,585  $   627,536

Issuance of common stock for cash ........           --          --    2,587,500         25,875    15,595,149        --   15,621,024

Redemption of preferred stock ............        (300)   (300,000)           --             --            --   (30,000)   (330,000)

Other ....................................          --          --            --             --        55,100       --        55,100

Net income for the six months
  ended July 31, 1999 ....................          --          --            --             --            --   625,584      625,584
                                            ----------   ---------   -----------   ------------   -----------  --------  -----------

BALANCES, July 31, 1999 ..................          --   $      --    11,476,388   $    114,763   $15,753,312  $731,169  $16,599,244
                                            ==========   =========   ===========   ============   ===========  ========  ===========

























                             See accompanying notes
                           onlinetradinginc.com corp.
                            Statements of Cash Flows
                                   (UNAUDITED)



                                                                                                           Six Months Ended
                                                                                                               July 31,
                                                                                                  ----------------------------------
                                                                                                      1999                   1998
                                                                                                  -------------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................................................           $    625,584            $ (73,908)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation ......................................................................                 21,355               14,744
    Common stock issued for services ..................................................                     --               26,000
    Deferred income taxes .............................................................                 (1,919)                  --
    Changes in certain assets and liabilities:
      Receivable from clearing organization ...........................................                252,415               38,787
      Other receivables ...............................................................                (19,754)              (1,750)
      Securities owned at market value ................................................             (1,123,600)            (700,865)
      Other current assets ............................................................                  8,224               (4,667)
      Other assets ....................................................................                (18,792)              (1,295)
      Accounts payable ................................................................                 57,726              (11,570)
      Accrued payroll .................................................................               (182,098)             118,683
      Income taxes payable ............................................................                331,541              (48,000)
      Other current liabilities .......................................................                 54,668              279,101
      Securities sold, but not yet purchased, at market value .........................                295,500              168,425
                                                                                                  ------------            ---------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............................                300,850             (196,315)
                                                                                                  ------------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................................................                (86,175)              (4,726)
                                                                                                  ------------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ..............................................             15,621,024                   --
  Proceeds from issuance of common stock warrants .....................................                    100                   --
  Repayment of subordinated loan ......................................................               (100,000)                  --
  Redemption of preferred stock .......................................................               (330,000)                  --
                                                                                                  ------------            ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES .......................................             15,191,124                   --
                                                                                                  ------------            ---------

Net Increase (decrease) in Cash and Cash Equivalents ..................................             15,405,799             (201,041)

Cash Beginning of Period ..............................................................              1,005,944              218,335
                                                                                                  ------------            ---------

Cash End of Period ....................................................................           $ 16,411,743            $  17,294
                                                                                                  ============            =========

Supplemental  Disclosure Of Non-Cash  Investing and  Financing  Activities:
     The Company acquired the domain name "onlinetrading.com" for cash and stock options. Accordingly, other assets and additional paid in capital were increased by $55,000, the value of the stock options.




                             See accompanying notes.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 1999. In the opinion of management, these financial statements contain all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the results for the interim periods presented. The results of operations for interim period ended July 31, 1999, is not necessarily indicative of the results that may be expected for the year ending January 31, 2000. For additional information, refer to the financial statements and footnotes for the year ended January 31, 1999 included in the Company's Form SB-2 Registration Statement.


NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of July 31, 1999, the Company had net capital of $16,474,710, which was $16,374,710 in excess of the minimum required.


NOTE 3 - INCOME TAXES

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an ongoing quarterly review by management.


NOTE 4 - CAPITAL TRANSACTIONS

         A stock split of 11.1111 shares for each 10 shares of common stock outstanding was effected on April 3, 1999. The number of shares issued and all per share amounts have been adjusted to retroactively reflect the effect of the stock split.
         On May 8, 1999 the Company's articles of incorporation were amended to increase its authorized $0.01 par value common stock to 100,000,000 shares.
         In July 1999, the Company redeemed all of the currently outstanding Preferred Stock Series A shares.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 5 - PUBLIC OFFERING

         The Company completed its initial public offering (the "IPO") by issuing 2,587,500 shares of common stock (including 337,500 shares to cover over-allotments), $0.01 par value (the "IPO Shares") on June 11, 1999. The IPO shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-75119; effective date June 11, 1999) through a syndicate of underwriters, the principal representatives of which were Werbel-Roth Securities, Inc., onlinetradinginc.com corp., Seaboard Securities, Inc., and The Agean Group, Inc. The IPO shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $18,112,500 and net proceeds to the Company of $15,621,024.

         The Company incurred offering expenses in connection with this offering as follows:

     Underwriting discounts and commissions                $1,539,563
     Expenses paid to/for underwriters                        486,461
     Other offering expenses                                  465,452
                                                           ----------

                                                           $2,491,476
                                                           ==========

         Except for the concessions earned by the Company as a result of participating in the underwriters syndicate, none of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.
         In conjunction with the IPO, the Company issued 225,000 warrants to the underwriters. The warrants have an exercise price of $11.55 (165% of the $7.00 IPO price).


NOTE 6 - EARNINGS PER SHARE

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 6 - EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended          Six months ended
                                                           July 31,                   July 31,
                                                    ----------------------    -------------------------
                                                      1999          1998         1999          1998
                                                   -----------   ---------    -----------   -----------

Numerator:
Net earnings (loss) available to common
  Shareholders .................................   $   385,441   $(111,316)   $   625,584   $   (73,908)
                                                   ===========   =========    ===========   ===========
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding ................    10,221,768   8,633,180      9,224,847     8,633,180
  Effect of dilutive securities - non-employee
     stock options .............................        11,629        --            2,931          --
                                                   -----------   ---------    -----------   -----------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding ...............................    10,233,397   8,633,180      9,227,778     8,633,180
                                                   ===========   =========    ===========   ===========
Basic earnings per share .......................   $     0.038   $  (0.013)   $     0.068   $    (0.009)
                                                   ===========   =========    ===========   ===========
Dilutive earnings per share ....................   $     0.038   $  (0.013)   $     0.068   $    (0.009)
                                                   ===========   =========    ===========   ===========


NOTE 7 - STOCK OPTIONS

                  On June 11, 1999, the Company granted 282,500 stock options to its employees. These options generally vest over five years beginning June 11, 2000 and have an exercise price of $7.00. On June 11, 1999 and July 27, 1999, the Company granted 20,000 options to each of its non-employee directors with an exercise price of $7.00 and $16.35, respectively. None of the stock options were exercised during the three or six months ended July 31, 1999.
         On June 30, 1999 the Company acquired a ".com" domain name for cash and 40,000 stock options. This asset was recorded at its estimated fair value of $65,000 and is being amortized over 15 years.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Operating Lease
                  On March 2, 1999, the Company entered into a three year operating lease to rent office furniture, office equipment, and computer hardware. The monthly rental payment under the agreement is $6,862 plus applicable taxes.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

         Operating Lease
                  On June 2, 1999, the Company entered into an amendment to its current lease agreement for its office space located in Boca Raton, Florida. The amendment will add 5,009 square feet of office space to its Boca Raton location. The space is expected to be completed by November 1, 1999.

         Potential Acquisition
                  On July 23, 1999, the Company entered into an agreement to purchase Newport Discount Brokerage, Inc. for a combination of cash and stock. Closing is contingent upon approval from the NASD, satisfaction of certain conditions contained in the agreement and the successful resolution of due diligence issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the level of operation and financial condition of onlinetradinginc.com corp. (the "Company"). This discussion should be read with the financial statements appearing in Part
I. Item 1 of this report. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results for the entire year fiscal year ending January 31, 2000.

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

In June 1999, the Company completed an initial public offering (the "IPO") of 2,587,500 common shares at a price of $7.00 per share which, including the 15% over-allotment. The Company received net proceeds from the offering of $15,621,024. All of the net proceeds have been invested in short-term commercial paper and money market funds. We will use the proceeds of the initial public offering for sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing. Based on currently proposed plans and assumptions relating to the implementation of our business plans, we believe that the proceeds of this offering, combined with cash flow from operations, will enable us to fund our planned operations for a period of at least twelve months following the closing. However, we cannot be assured that we will realize cash flow from operations or that cash flow will be sufficient. If our plans change, our assumptions change or prove to be inaccurate or if the proceeds of this offering otherwise prove to be insufficient to implement our business plans, we may find it necessary or desirable to reallocate a portion of the proceeds, use proceeds for other purposes, seek additional financing or curtail operations.


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

We believe we have materially modified and/or replaced our previously non-compliant information technology systems to properly recognize and utilize dates beyond December 31, 1999. We presently believe that with modifications previously made to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in our own systems. However, even if these changes are successful, failures of third party systems, to which we are financially or operationally linked, to address their own system problems could have a material adverse impact on us. We have contacted substantially all of our third party financial information vendors, telecommunications supplies and our clearing broker requesting assurances of their compliance. These third parties have advised us that their review of their operating systems indicate that they are year 2000 compliant or will be year 2000 compliant in a timely manner. However, we currently have a contingency plan if any third parties with which we do business have any material year 2000 failures or interruptions in service.

We have budgeted $100,000 for Year 2000 testing and monitoring beyond what we have already spent. No assurances can be given that this budget will be sufficient as actual results could differ materially from our plans.


RESULTS OF OPERATIONS

Six Months Ended July 31, 1999 Compared with Six Months Ended July 31, 1998

REVENUES. Total Company's revenues for the six months ended July 31, 1999 were $5,132,028, a 111% increase over the Company's revenues for the six months ended July 31, 1998. Revenues from commissions increased $1,722,537, or 70% from $2,456,957 from the six months ended July 31, 1998 to $4,179,494 for the six months ended July 31, 1999. The increase was the primary result of hiring additional ten registered representatives, the opening of three branch offices and the participation as an underwriter of the Company's initial public offering. Our proprietary trading profits increased $623,417 to $533,644 for the six months ended July 31, 1999 as compared to a net loss of $89,773 for the six months ended July 31, 1998. Other revenues increased by $175,000 which represents an arbitration settlement received by the Company during the three months ended July 31, 1999. Interest-revenue sharing increased by $137,210 which represents a revenue sharing arrangement with our clearing firm. the interest-revenue sharing earnings during the quarter ended April 30, 1999 of $58,598 were previously recorded in interest and dividends and have been reclassed to interest - revenue sharing. Interest and dividend income increased $39,610 as a result of the earnings on the invested net proceeds from the Company's initial public offering.

OPERATING EXPENSES. Total operating expenses increased by 61% from $2,555,392 for the six months ended July 31, 1998 to $4,117,500 for the six months ended July 31, 1999. Employee compensation and related benefits increased by $1,022,558, or 72%, from $1,416,305 for the six months ended July 31, 1998 to $2,438,863 for the six months ended July 31, 1999. This increase was the result of the addition of the registered representatives as mentioned above, plus the hiring of twelve additional employees for management and support positions. We anticipate this expense to continue to increase as we hire additional brokers, management, executives, and other support staff. However, the percentage of employee compensation and related benefits to revenue decreased from 58% for the six months ended July 31, 1998 to 48% for the six months ended July 31, 1999.

Clearing and other transaction costs represents our cost to execute and clear trades. These expenses increased $392,989, or 43%, from $917,341 to $1,310,330 as a result of the increase in our volume of transactions. However, these costs decreased from 37% of commission revenue for the six months ended July 31, 1998 to 31% of commission revenue for the six months ended July 31, 1999.

Occupancy and administrative expenses increased $143,699, or 76%, from $189,004 for the six months ended July 31, 1998 to $332,703 for the six months ended July 31, 1999. This increase is the primary result of leasing of additional office equipment and furniture to facilitate our expansion, increased professional fees and licenses and registrations. However, these costs as a percentage of revenue decreased from 8% for the six months ended July 31, 1998 to 6% for the six months ended July 31, 1999.

Interest expense decreased $3,749 from $17,998 for the six months ended July 31, 1998 to $14,249 for the six months ended July 31, 1999 as a result of the decrease in the interest rate being charged on one of our subordinated loans.

Depreciation expense increased $6,611 from $14,744 for the six months ended July 31, 1998 to $21,355 for the six months ended July 31, 1999. The increase is the result of $130,470 additional fixed assets being acquired since July 31, 1998.

As a result of the above, our operating results improved from a net loss of $73,908 for the six months ended July 31, 1998 to net income of $625,584 for the six months ended July 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 1999, the Company had a increase in cash and cash equivalents of $15,405,799, as compared to a decrease in cash and cash equivalents of $201,041 for the six months ended July 31, 1998. For the six months ended July 31, 1999, cash provided by operating activities was $300,850 as compared to cash used by operating activities of $196,315 for the six months ended July 31, 1998. Cash flows from financing activities was $15,191,124 for the six months ended July 31, 1999 and was mainly from the issuance of common stock through the Company's initial public offering.

The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of July 31, 1999, the Company had net capital of $16,474,710, which was $16,374,710 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e. its net capital ratio). As of July 31, 1999, the Company had a net capital ratio of .08 to 1. The Company remains well within the regulatory required minimums.

The Company's primary source of operating liquidity continues to be cash generated from operations and its IPO proceeds. The IPO proceeds of $15,621,024 provide the Company with the capital resources to significantly expand its network infrastructure, implement its marketing strategies, and continuously improve its internet products.

In July 1999, the Company redeemed all of its currently outstanding preferred stock for 110% of the $300,000 stated value or $330,000. In addition, in July 1999, the Company paid off $100,000 of its subordinated loans.

The Company believes that the net proceeds from the IPO, together with its current cash balance and anticipated cash provided by future operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for a period of at least twelve months following the closing of the Company's registration statement. Management expects that, in the future, cash in excess of current requirements will be invested in short-term interest bearing securities.


FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties, including those discussed on this report and in the Company's other filings with the SEC. In addition, any forward looking information regarding the operations of the Company will be effected by management's ability to: (1) complete its expansion in a timely fashion, (2) manage and operate its facility as expanded, (3) increase its marketing and sales efforts, (4) maintain its existing customers, and (5) identify and correct any Y2K problems. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential transaction volume.

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 11, 1999, the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (SEC File Number 333-75119). The IPO was completed after the sale of 2,250,000 shares of the Company's common stock for $7.00 per share. The managing underwriter, Werbel-Roth Securities, Inc., also exercised the 15% over-allotment option on July 1, 1999 and sold an additional 337,500 shares.

The Company incurred expenses of $2,491,476 in connection with the IPO and over-allotment. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO, including the over-allotment, were $15,621,024 and are being used for: sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing. Through July 31, 1999, the Company had not spent any of the net proceeds and has invested these funds in short-term commercial paper and money market funds. Accordingly, no payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 1999, pursuant to Section 607.0704 and Section 607.0821 of the Florida Business Corporation Act, the Shareholders approved an amendment to the articles of incorporation to increase its authorized $0.01 par value common stock to 100,000,000 shares. The vote in this matter was as follows:

          For                                8,888,888
          Against                                    0
          Abstain                                    0
          Broker non-votes                           0


ITEM 5. OTHER INFORMATION

On August 5, 1999, Benedict S. Gambino submitted his letter of resignation as a director of the Company. The letter did not mention any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         Exhibit 11 - Computation of Per Share Earnings (see footnote #6)

         Exhibit 27 - Financial Data Schedule

         Exhibit 99.1 - Addendum to Andrew A. Allen's Employment Agreement (filed with the Securities and Exchange Commission as exhibit 99.1 to the Company's 10-QSB for the quarter ended April 30, 1999 and incorporated herein by reference)

         Exhibit 99.2 - Addendum to Farshid Tafazzoli's Employment Agreement (filed with the Securities and Exchange Commission as exhibit 99.2 to the Company's 10-QSB for the quarter ended April 30, 1999 and incorporated herein by reference)


(b) Form 8-K
         The Company filed a Form 8-K, dated August 6, 1999, concerning the potential acquisition of Newport Discount Brokerage, Inc.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


onlinetradinginc.com corp.

September 10, 1999                   By: /s/ Andrew A. Allen
------------------                   -------------------------------------------
Date                                 Andrew A. Allen, Chief Executive Officer


September 10, 1999                   By: /s/ E. Steven zum Tobel
------------------                   -------------------------------------------
Date                                 E. Steven zum Tobel, President


September 10, 1999                   By: /s/ Anthony M. Palermo
------------------                   -------------------------------------------
Date                                 Anthony M. Palermo, Chief Financial Officer