Form 10QSB
period 1999-10-31
ONLINETRADINGINC COM CORP
filed 1999-12-15
CIK 1082690

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

                 For the quarterly period ended October 31, 1999

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

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         On December 15, 1999 the registrant had 11,476,388 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__
                           onlinetradinginc.com corp.


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended October 31, 1999 and 1998                                1

         Statements of Financial Condition as of October 31, 1999 (unaudited)
         and January 31, 1999                                                  2

         Statement of Stockholders' Equity (unaudited) for the Nine
         Months Ended October 31, 1999                                         3

         Statements of Cash Flows (unaudited) for the Nine Months Ended
         October 31, 1999 and 1998                                             4

         Notes to the Financial Statements                                   5-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-13


PART II - OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds                       14

    Item 4.   Submission of Matters to a Vote of Security Holders             14

    Item 5.   Other Information                                               15

    Item 6.   Exhibits and Reports on Form 8-K                                15

    Signatures                                                                15
                           onlinetradinginc.com corp.
                            Statements of Operations
                                   (UNAUDITED)



                                                                  Three Months Ended                       Nine Months Ended
                                                                      October 31,                             October 31,
                                                           --------------------------------        ---------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        -------------
Revenues:
  Commissions ......................................       $  2,092,667        $  1,250,421        $  6,272,161        $  3,707,378
  Investment gains (losses) ........................            331,479              79,485             869,727             (10,288)
  Other revenues ...................................               --                  --               175,000                --
  Interest - revenue sharing .......................            108,909              14,405             246,119              61,808
  Interest and dividends ...........................            234,814               9,905             336,890              29,572
                                                           ------------        ------------        ------------        ------------

          Total Revenues ...........................          2,767,869           1,354,216           7,899,897           3,788,470
                                                           ------------        ------------        ------------        ------------

Expenses:
  Employee compensation and benefits ...............          1,276,917             731,097           3,715,779           2,147,402
  Clearing and other transaction costs .............            554,699             529,758           1,865,029           1,447,099
  Occupancy and administrative .....................            261,005              97,420             594,008             286,424
  Interest expense .................................              5,356               9,441              19,605              27,439
  Depreciation .....................................             14,890               7,368              36,245              22,112
                                                           ------------        ------------        ------------        ------------

          Total Expenses ...........................          2,112,867           1,375,084           6,230,666           3,930,476
                                                           ------------        ------------        ------------        ------------

          Income (loss) before income taxes ........            655,002             (20,868)          1,669,231            (142,006)

Income tax (provision) benefit .....................           (240,120)              8,000            (629,064)             53,530
                                                           ------------        ------------        ------------        ------------

          Net income (loss) ........................       $    414,882        $    (12,868)       $  1,040,167        $    (88,476)
                                                           ============        ============        ============        ============

Earnings Per Share:
  Basic ............................................       $       0.04        $      (0.00)       $       0.11        $      (0.01)
                                                           ============        ============        ============        ============

  Diluted ..........................................       $       0.04        $      (0.00)       $       0.11        $      (0.01)
                                                           ============        ============        ============        ============

  Weighted average common shares
    outstanding - basic ............................         11,476,388           8,888,888           9,877,039           8,745,205
                                                           ============        ============        ============        ============

  Weighted average common shares
   outstanding - diluted ...........................         11,482,334           8,888,888           9,886,304           8,745,205
                                                           ============        ============        ============        ============













                             See accompanying notes.
                                        1
                           onlinetradinginc.com corp.
                        Statements of Financial Condition





                                                                                                     As of               As of
                                                                                                ----------------    ----------------
                                                                                                October 31, 1999    January 31, 1999
                                                                                                ----------------    ----------------
                                                                                                   (UNAUDITED)
            ASSETS

Cash and cash equivalents .................................................................     $     17,585,967    $      1,005,944
Receivable from clearing organization .....................................................              361,259             572,433
Other receivables .........................................................................              124,672               6,163
Securities owned, at market value .........................................................              776,943             381,084
Prepaid expenses ..........................................................................               29,404               9,420
Clearing deposit ..........................................................................              100,366                --
Office furniture & equipment, net .........................................................              239,294             136,146
Other Assets ..............................................................................               87,109              43,398
                                                                                                ----------------    ----------------

          TOTAL ASSETS ....................................................................     $     19,305,014    $      2,154,588
                                                                                                ================    ================



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..........................................................................     $        175,190    $        163,074
Accrued payroll ...........................................................................              553,540             644,148
Income taxes payable ......................................................................              601,434              38,230
Securities sold but not yet purchased, at market value ....................................              322,913                --
Other current liabilities .................................................................              220,210             141,200
Deferred Income Taxes .....................................................................               17,900              15,400
Subordinated Loans ........................................................................              400,000             525,000
                                                                                                ----------------    ----------------

          TOTAL LIABILITIES ...............................................................            2,291,187           1,527,052
                                                                                                ----------------    ----------------

Stockholders' Equity:
  Preferred  stock, $0.01 par value; 1,000,000 shares authorized; none outstanding at October 31, 1999; 300 shares of Series A issued and outstanding, January 31, 1999, stated value $1,000, voting,
    stated value $1,000, voting, redeemable at 110% of stated value .......................                 --               300,000
  Common stock, $0.01 par value; 100,000,000 shares authorized;
    issued and outstanding, 11,476,388 shares at October 31, 1999 and
    8,888,888 shares at January 31, 1999 ..................................................              114,763              88,888
  Additional-Paid-In-Capital ..............................................................           15,753,312             103,063
  Retained earnings .......................................................................            1,145,752             135,585
                                                                                                ----------------    ----------------

  Total Stockholders' Equity ..............................................................           17,013,827             627,536
                                                                                                ----------------    ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $     19,305,014    $      2,154,588
                                                                                                ================    ================





                             See accompanying notes.
                                        2
                           onlinetradinginc.com corp.
                  Statement of Changes in Stockholders' Equity
                   For the Nine Months Ended October 31, 1999
                                   (UNAUDITED)









                                           Series A
                                        Preferred Stock                 Common Stock
                                  ----------------------------  ----------------------------
                                                  Amount at                                   Additional
                                     Shares        Stated         Shares       Amount at       Paid-In       Retained
                                     Issued         Value         Issued       Par Value       Capital       Earnings      Totals
                                  ------------    ---------     ----------    ------------    -----------   ----------   -----------

BALANCES, January 31, 1999 ......          300    $ 300,000      8,888,888    $     88,888    $   103,063   $  135,585   $   627,536

Issuance of common stock for cash         --          --         2,587,500          25,875     15,595,149        --       15,621,024

Redemption of preferred stock ...         (300)    (300,000)        --              --             --          (30,000)    (330,000)

Other ...........................         --           --           --              --             55,100        --           55,100

Net income for the nine months
  ended October 31, 1999 ........         --           --           --              --             --        1,040,167     1,040,167
                                    ----------    ---------     -----------    -----------    -----------   ----------   -----------

BALANCES, October 31, 1999 ......         --      $    --       11,476,388    $    114,763    $15,753,312   $1,145,752   $17,013,827
                                    ==========    =========     ==========    ============    ===========   ==========   ===========

























                             See accompanying notes
                                        3
                           onlinetradinginc.com corp.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                        Nine Months Ended
                                                                                                            October 31,
                                                                                                ------------------------------------
                                                                                                    1999                   1998
                                                                                                ------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................................          $  1,040,167           $    (88,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation .....................................................................                36,245                 22,112
    Common stock issued for services .................................................                  --                   26,000
    Deferred income taxes ............................................................                 2,500                (54,300)
    Changes in certain assets and liabilities:
      Receivable from clearing organization ..........................................               211,174               (111,006)
      Other receivables ..............................................................              (118,509)                  (441)
      Securities owned at market value ...............................................              (395,859)               353,572
      Prepaid expenses ...............................................................               (19,984)                (8,989)
      Clearing deposit ...............................................................              (100,366)                  --
      Other assets ...................................................................                11,289                   (183)
      Accounts payable ...............................................................                12,116                (15,570)
      Accrued payroll ................................................................               (90,607)               288,904
      Income taxes payable ...........................................................               563,204                   --
      Other current liabilities ......................................................                79,010                149,132
      Securities sold, but not yet purchased, at market value ........................               322,913                198,656
                                                                                                ------------           ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................             1,553,293                759,411
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .................................................              (139,394)                (7,215)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock .............................................            15,621,024                   --
  Proceeds from issuance of common stock warrants ....................................                   100                   --
  Repayment of subordinated loan .....................................................              (125,000)                25,000
  Redemption of preferred stock ......................................................              (330,000)                  --
                                                                                                ------------           ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................            15,166,124                 25,000
                                                                                                ------------           ------------

Net Increase in Cash and Cash Equivalents ............................................            16,580,023                777,196

Cash, Beginning of Period ............................................................             1,005,944                218,335
                                                                                                ------------           ------------

Cash, End of Period ..................................................................          $ 17,585,967           $    995,531
                                                                                                ============           ============

Supplemental Disclosure Of Cash Flow Information:
   Cash paid during the period for income taxes ......................................          $     64,140           $       --
                                                                                                ============           ============

   Cash paid during the period for interest ..........................................          $     23,012           $     24,942
                                                                                                ============           ============

Supplemental Disclosure Of Non-Cash Investing and Financing Activities:
The Company acquired the domain name "onlinetrading.com" for cash and stock options. Accordingly, other assets and additional paid in capital were increased by $55,000, the value of the stock options.

                             See accompanying notes.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 1999. In the opinion of management all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the financial position as of October 31, 1999, the results of operations for the three and nine months ended October 31, 1999 and 1998 and cash flows for the nine months ended October 31, 1999 and 1998 have been included in the accompanying financial statements. Certain reclassifications have been made to the October 31, 1998 financial information to conform to the presentation in October 31, 1999. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the respective year-end. For additional information, refer to the financial statements and footnotes for the year ended January 31, 1999 included in the Company's Form SB-2 Registration Statement.


NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of October 31, 1999, the Company had net capital of $16,759,442, which was $16,656,084 in excess of the minimum required.


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

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 1999 and 1998
                                   (UNAUDITED)


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

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 6 - EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended          Nine months ended
                                                          October 31,                October 31,
                                                   -----------------------    -------------------------
                                                      1999          1998         1999          1998
                                                   -----------   ---------    -----------   -----------

Numerator:
Net earnings (loss) available to common
  Shareholders .................................   $   414,882   $ (12,868)   $ 1,040,167   $   (88,476)
                                                   ===========   =========    ===========   ===========
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding ................    11,476,388   8,888,888      9,877,039     8,745,205
  Effect of dilutive securities - non-employee
     stock options .............................         5,946        --            9,265          --
                                                   -----------   ---------    -----------   -----------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding ...............................    11,482,334   8,888,888      9,886,304     8,745,205
                                                   ===========   =========    ===========   ===========
Basic earnings per share .......................   $      0.04   $   (0.00)   $      0.11   $     (0.01)
                                                   ===========   =========    ===========   ===========
Dilutive earnings per share ....................   $      0.04   $   (0.00)   $      0.11   $     (0.01)
                                                   ===========   =========    ===========   ===========


NOTE 7 - STOCK OPTIONS

         In 1999, the Company adopted the 1999 Stock Option Plan. Pursuant to the terms of this plan, employees, non-employee directors, consultants and independent contractors are eligible to receive options to purchase common stock. Up to 1,000,000 shares may be issued under the plan and will be drawn from either authorized but previously unissued shares or from treasury shares. Options granted under this plan are granted at the fair market value of the common stock at the date of grant. In general, the employee options become exercisable over a five year period beginning June 11, 2000. All options expire ten years after the date of grant.

         The Company has granted the following options:


                                                       Weighted average
                 Type                       Shares      exercise price
---------------------------------------- ------------- -----------------
Employee                                      295,500     $  7.13
Non-employee director                          40,000     $ 11.68
Non-employee consultants                       40,000     $ 13.50

No stock options have been exercised during the three or nine months ended October 31, 1999.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 1999 and 1998
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Operating Lease
                  On March 2, 1999, the Company entered into a three year operating lease to rent office furniture, office equipment, and computer hardware. The monthly rental payment under the agreement is $6,862 plus applicable taxes.
                  On June 29, 1999, an amendment to the Company's current lease agreement for its office space located in Boca Raton, Florida became effective. The amendment will add 5,009 square feet of office space to its Boca Raton location. The space is expected to be completed by January 1, 2000.


NOTE 9 - SUBSEQUENT EVENTS

         On December 6, 1999, the Company completed an acquisition of the principal assets of Newport Discount Brokerage, Inc. for total cash consideration of $2,682,000 and up to 125,000 shares of common stock. The stock issuance is contingent upon the acquired assets achieving certain revenue goals and the valuation of customer balances one year following closing. The Company will be filing a Form 8-K by December 21, 1999 with the complete terms and agreements related to the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the level of operation and financial condition of onlinetradinginc.com corp. (the "Company"). This discussion should be read with the financial statements appearing in Part
I. Item 1 of this report. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results for the entire year fiscal year ending January 31, 2000.

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

In June 1999, the Company completed an initial public offering (the "IPO") of 2,587,500 common shares at a price of $7.00 per share which, including the 15% over-allotment. The Company received net proceeds from the offering of $15,621,024. All of the unused net proceeds have been invested in short-term commercial paper and money market funds. We will use the proceeds of the initial public offering for sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing. Based on currently proposed plans and assumptions relating to the implementation of our business plans, we believe that the proceeds of this offering, combined with cash flow from operations, will enable us to fund our planned operations for at least the next twelve months. However, we cannot be assured that we will realize cash flow from operations or that cash flow will be sufficient. If our plans change, our assumptions change or prove to be inaccurate or if the proceeds of this offering otherwise prove to be insufficient to implement our business plans, we may find it necessary or desirable to reallocate a portion of the proceeds, use proceeds for other purposes, seek additional financing or curtail operations.

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

We believe we have materially modified and/or replaced our previously non-compliant information technology systems to properly recognize and utilize dates beyond December 31, 1999. We presently believe that with modifications previously made to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in our own systems. However, even if these changes are successful, failures of third party systems, to which we are financially or operationally linked, to address their own system problems could have a material adverse impact on us. We have contacted substantially all of our third party financial information vendors, telecommunications supplies and our clearing broker requesting assurances of their compliance. These third parties have advised us that their review of their operating systems indicate that they are Year 2000 compliant or will be Year 2000 compliant in a timely manner. Evaluation of these issues is continuing and there is a risk that other problems, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in correction of any Year 2000 issues that may be discovered. Any inability to correct such issues in a timely manner could cause a material disruption of the Company's business. The Year 2000 issue could lower demand for the Company's services while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

The Company continues to evaluate Year 2000 risks and corrective actions and currently has a contingency plan if any third parties with which we do business have any material Year 2000 failures or interruptions in service.

We have budgeted $100,000 for Year 2000 testing and monitoring and have spent approximately $25,000 consisting of compensation for information technology employees, and acquisition of new computer hardware and software. However, no assurances can be given that this budgeted amount will be sufficient as actual results could differ materially from our plans.

RECENT DEVELOPMENTS

On December 6, 1999, the Company completed an acquisition of the principal assets of Newport Discount Brokerage, Inc. for total cash consideration of $2,682,000 and up to 125,000 shares of common stock. The stock issuance is contingent upon the acquired assets achieving certain revenue goals and the valuation of customer balances one year following closing. The Company will be filing a Form 8-K by December 21, 1999 with the complete terms and agreements related to the acquisition.

RESULTS OF OPERATIONS

Nine Months Ended October 31, 1999 Compared with Nine Months Ended
 October 31, 1998

REVENUES

         Total Revenues. The Company's total revenues for the nine months ended October 31, 1999 increased 109% from $3,788,470 for the nine months ended October 31, 1998 to $7,899,897 for the nine months ended October 31, 1999.

         Commission Revenue. Commission revenue increased $2,564,783, or 69% from $3,707,378 for the nine months ended October 31, 1998 to $6,272,161 for the nine months ended October 31, 1999. The increase was the primary result of hiring additional five registered representatives, the opening of three branch offices and the participation as an underwriter of the Company's initial public offering.

         Investment Gains (Losses). Our proprietary trading profits increased $880,015 to $869,727 for the nine months ended October 31, 1999 as compared to a net loss of $10,288 for the nine months ended October 31, 1998. During the quarter ended July 31, 1999, $4,604 representing an investment gain on commercial paper was recorded as interest and dividends and has been reclassed to investment gains (losses).

          Other Revenues. Other revenues increased by $175,000 which represents an arbitration settlement received by the Company in July 1999.

         Interest - Revenue Sharing. Interest revenue sharing represents a revenue sharing agreement with our clearing firm. Interest revenue sharing increased by $184,311 to $246,119 for the nine months ended October 31, 1999 as compared to $61,808 for the nine months ended October 31, 1998. The increase was due primarily to a change in the percentage of revenue the Company receives and the increase of our customer balances being maintained by the clearing firm. The interest revenue sharing during the quarter ended April 30, 1999 of $58,598 was previously recorded in interest and dividends and has been reclassed to interest revenue sharing. The interest revenue sharing during the six months ended July 31, 1998 of $47,403 was previously recorded in interest and dividends and has been reclassed to interest revenue sharing.

         Interest and Dividends. Interest and dividend income increased $307,318 primarily as a result of the Company's increased cash position available for investment and the prevailing interest rates.

EXPENSES

         Total Operating Expenses. Total operating expenses increased by 59% from $3,930,476 for the nine months ended October 31, 1998 to $6,230,666 for the nine months ended October 31, 1999.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $1,568,377, or 73%, from $2,147,402 for the nine months ended October 31, 1998 to $3,715,779 for the nine months ended October 31, 1999. Included in this amount is commissions paid to the Company's brokers and traders which increased $1,611,678 from $582,673 for the nine months ended October 31, 1998 to $2,194,351 for the nine months ended October 31, 1999 as a result of the increased commission revenue. We anticipate this expense to continue to increase as we expand our business and customer base. In addition, since the public offering, the Company has employed various customer support, back office and management staff including a general counsel, a chief financial officer, a chief technical officer, and a director of internet sales. The increase in broker commissions and compensation for new staff was offset somewhat by a significant decline in officer compensation. In addition, the percentage of employee compensation and related benefits to revenue decreased from 57% for the nine months ended October 31, 1998 to 47% for the nine months ended October 31, 1999.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $417,930, or 29%, from $1,447,099 to $1,865,029 as a result of the increase in our volume of transactions. However, these costs decreased from 39% of commission revenue for the nine months ended October 31, 1998 to 30% of commission revenue for the nine months ended October 31, 1999 as a result of changes in the charges by the clearing firm.

         Occupancy and Administrative. Occupancy and administrative expenses consist primarily of advertising, telephone and communication, rent, and professional fees. Occupancy and administrative expenses increased $307,584 or 107%, from $286,424 for the nine months ended October 31, 1998 to $594,008 for the nine months ended October 31, 1999. This increase is the primary result of advertising in a national business publication, increased telephone and communication expenses due to the increased customer activity, leasing of additional office equipment and furniture to facilitate our expansion, increased professional fees for auditing and legal services, and licenses and registrations for the additional offices and registered representatives.

         Interest Expense. Interest expense decreased $7,834 from $27,439 for the nine months ended October 31, 1998 to $19,605 for the nine months ended October 31, 1999 as a result of the repayment of $125,000 of the Company's subordinated loans and a decrease in the interest rate being charged on one of the Company's subordinated loans.

         Depreciation  Expense.  Depreciation  expense  increased  $14,133  from
$22,112 for the nine months ended October 31, 1998 to $36,245 for the nine months ended October 31, 1999. The increase is the result of $181,198 additional fixed assets being acquired since October 31, 1998.

         Income Taxes. The Company recorded a provision for income taxes of $629,064 for the nine months ended October 31, 1999 as compared to an income tax benefit of $53,530 for the nine months ended October 31, 1998. The effective tax rate was 38% for the nine months ended October 31, 1999 and 1998.

As a result of the above, operating results improved from a net loss of $88,476 for the nine months ended October 31, 1998 to net income of $1,040,167 for the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1999, the Company had cash and cash equivalents of $17,585,967, consisting of money market funds and short term commercial paper as compared to $995,531 as of October 31, 1998.

Cash provided by operating activities was $1,553,293 and $759,411 for the nine months ended October 31, 1999 and 1998. The increase in cash provided by operations was primarily the result of an increase in the Company's net income for the nine months ended October 31, 1999.

Cash used in investing activities was $139,394 and $7,215 for the nine months ended October 31, 1999 and 1998, respectively. The primary purpose of the use of cash was for the acquisition of office equipment and furniture.

Cash provided by financing activities was $15,166,124 for the nine months ended October 31, 1999, primarily from the initial public offering of the Company, as compared to $25,000 for the nine months ended October 31, 1998. During the nine months ended October 31, 1999, the Company repaid $125,000 of its subordinated debt and retired $330,000, (110% of the stated value), of preferred stock.

As a result, the Company had a net increase in cash and cash equivalents of $16,580,023 and $777,196 for the nine months ended October 31, 1999 and 1998, respectively.

The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of October 31, 1999, the Company had net capital of $16,759,442, which was $16,656,084 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e. its net capital ratio). As of October 31, 1999, the Company had a net capital ratio of
 .09 to 1. The Company remains well within the regulatory required minimums.

The Company currently anticipates that its available cash resources, including the net proceeds from the IPO, and cash flows from operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next twelve months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.


FORWARD LOOKING INFORMATION

Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward looking statements, including those discussed on this report and in the Company's other filings with the SEC. In addition, any forward looking information regarding the operations of the Company will be effected by management's ability to: (1) complete its expansion in a timely fashion, (2) manage and operate its facility as expanded, (3) increase its marketing and sales efforts, (4) maintain its existing customers, and (5) identify and correct any Y2K problems. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential transaction volume.

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

From the effective date of the IPO through the date hereof, the Company has utilized a portion of the proceedings as follows:

          Sales & Marketing                                $     50,000
          Website Enhancement & Programming                      70,000
          Increase Net Capital                                1,500,000
          Additional Management & Personnel                      60,000
          Expansion Client Services                              15,000
          Network Expansion & Upgrade                            10,000
          Year 2000 Readiness and Testing                        25,000
          Working Capital                                       120,000
                                                              ---------

          Total use of proceeds to date                      $1,850,000
                                                             ==========

The balance of the net proceeds has been invested in short-term commercial paper and money market funds. No payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.


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

ITEM 5. OTHER INFORMATION

As previously reported on the quarter ended July 31, 1999 Form 10-QSB,  Benedict
S. Gambino submitted his letter of resignation as a director of the Company on August 5, 1999. The letter stated that Mr. Gambino found no material inadequacies with the Company, its financial reporting, regulatory requirements or management during his tenure on the Board.

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

onlinetradinginc.com corp.

December 15, 1999                    By: /s/ Andrew A. Allen
-----------------                    -------------------------------------------
Date                                 Andrew A. Allen, Chief Executive Officer


December 15, 1999                    By: /s/ E. Steven zum Tobel
-----------------                    -------------------------------------------
Date                                 E. Steven zum Tobel, President


December 15, 1999                    By: /s/ Anthony M. Palermo
-----------------                    -------------------------------------------
Date                                 Anthony M. Palermo, Chief Financial Officer