Form 10QSB/A
period 1999-07-31
ONLINETRADINGINC COM CORP
filed 2000-01-13
CIK 1082690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-QSB/A
--------------------------------------------------------------------------------

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


                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

     Item 1.  Financial Statements

          Statements of Operations (unaudited) for the Three and Six
          Months Ended July 31, 1999 and 1998                                 1

          Statements of Financial Condition as of July 31, 1999 (unaudited)
          and January 31, 1999                                                2

          Statement of Stockholders' Equity (unaudited) for the Six
          Months Ended July 31, 1999                                          3

          Statements of Cash Flows (unaudited) for the Six Months Ended
          July 31, 1999 and 1998                                              4

          Notes to the Financial Statements                                 5-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-12


PART II - OTHER INFORMATION

     Item 2.           Changes in Securities and Use of Proceeds             13

     Item 4.           Submission of Matters to a Vote of Security Holders   13

     Item 5.           Other Information                                     13

     Item 6.           Exhibits and Reports on Form 8-K                      14


Signatures                                                                   14
                           onlinetradinginc.com corp.
                            Statements of Operations
                                   (UNAUDITED)


                                                                     Three Months Ended                      Six Months Ended
                                                                           July 31,                               July 31,
                                                              --------------------------------       -------------------------------
                                                                  1999                1998               1999               1998
                                                              ------------        ------------       ------------       ------------
Revenues:
  Commissions .........................................       $  1,897,738         $ 1,114,247       $ 3,957,494        $ 2,456,957
  Investment gains (losses) ...........................            218,734           (305,957)           533,644            (89,773)
  Other revenues ......................................            175,000                 --            175,000                 --
  Interest - revenue sharing ..........................             78,612                 --            137,210                 --
  Interest and dividends ..............................             94,836             28,705            106,680             67,070
                                                              ------------        -----------        -----------        -----------

          Total Revenues ..............................          2,464,920            836,995          4,910,028          2,434,254
                                                              ------------        -----------        -----------        -----------

Expenses:
  Employee compensation and benefits ..................          1,213,270            443,302          2,406,730          1,416,305
  Clearing and other transaction costs ................            635,077            459,381          1,310,330            917,341
  Occupancy and administrative ........................            162,278            100,470            333,003            189,004
  Interest expense ....................................              7,504              9,013             14,249             17,998
  Depreciation ........................................             12,611              7,315             21,355             14,744
                                                              ------------        -----------        -----------        -----------

          Total Expenses ..............................          2,031,040          1,019,481          4,085,667          2,555,392
                                                              ------------        -----------        -----------        -----------

          Income (loss) before income taxes ...........            433,880           (182,486)           824,361           (121,138)

Income tax (provision) benefit ........................           (165,929)            71,170           (316,267)            47,230
                                                              ------------        -----------        -----------        -----------

          Net income (loss) ...........................       $    267,951        $  (111,316)       $   508,094        $   (73,908)
                                                              ============        ===========        ===========        ===========

Earnings Per Share:
  Basic ...............................................       $      0.026        $    (0.013)       $     0.055        $    (0.009)
                                                              ============        ===========        ===========        ===========
  Diluted .............................................       $      0.026        $    (0.013)       $     0.055        $    (0.009)
                                                              ============        ===========        ===========        ===========
  Weighted average common shares
    outstanding - basic ...............................         10,221,768          8,633,180          9,224,847          8,633,180
                                                              ============        ===========        ===========        ===========
  Weighted average common shares
   outstanding - diluted ..............................         10,233,397          8,633,180          9,227,778          8,633,180
                                                              ============        ===========        ===========        ===========














                             See accompanying notes.

                           onlinetradinginc.com corp.
                        Statements of Financial Condition



                                                                                                      As of              As of
                                                                                                  -------------     ----------------
                                                                                                  July 31, 1999     January 31, 1999
                                                                                                  -------------     ----------------
                                                                                                   (UNAUDITED)

            ASSETS
Current Assets:
  Cash and cash equivalents ..................................................................... $  16,411,443     $      1,005,944
  Receivable from clearing organization .........................................................       320,018              572,433
  Other receivables .............................................................................        25,917                6,163
  Securities owned, at market value .............................................................     1,504,684              381,084
  Other current assets ..........................................................................         1,196                9,420
                                                                                                    -----------     ----------------

          Total Current Assets ..................................................................    18,263,558            1,975,044

Property and Equipment, net .....................................................................       200,966              136,146

Other Assets ....................................................................................       117,189               43,398
                                                                                                    -----------     ----------------

          TOTAL ASSETS .......................................................................... $  18,581,413     $      2,154,588
                                                                                                  =============     ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .............................................................................. $     220,799     $        163,074
  Accrued payroll ...............................................................................       462,050              644,148
  Income taxes payable ..........................................................................       297,094               38,230
  Securities sold but not yet purchased, at market value ........................................       295,500                   --
  Other current liabilities .....................................................................       195,868              141,200
                                                                                                  -------------     ----------------

          Total Current Liabilities .............................................................     1,471,311              986,652
                                                                                                  -------------     ----------------

Deferred Income Taxes ...........................................................................        13,481               15,400
                                                                                                  -------------     ----------------

Subordinated Loans ..............................................................................       425,000              525,000
                                                                                                  -------------     ----------------

Stockholders' Equity:
  Preferred  stock, $0.01 par value; 1,000,000 shares authorized; none outstanding at July 31, 1999; 300 shares of Series A issued and outstanding January 31, 1999,
    stated value $1,000, voting, redeemable at 110% of stated value .............................            --              300,000
  Common  stock, $0.01 par value; 100,000,000 shares authorized; issued and outstanding, 11,476,388 shares at July 31, 1999 and 8,888,888 shares at
    January 31, 1999 ............................................................................       114,763               88,888
  Additional-Paid-In-Capital ....................................................................    15,943,179              103,063
  Retained earnings .............................................................................       613,679              135,585
                                                                                                  -------------     ----------------

Total Stockholders' Equity ......................................................................    16,671,621              627,536
                                                                                                  -------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................................... $  18,581,413     $      2,154,588
                                                                                                  =============     ================


                             See accompanying notes.

                           onlinetradinginc.com corp.
                  Statement of Changes in Stockholders' Equity
                     For the Six Months Ended July 31, 1999
                                   (UNAUDITED)










                                                   Series A
                                                Preferred Stock             Common Stock
                                            ----------------------   --------------------------
                                                         Amount at                                Additional
                                              Shares      Stated        Shares      Amount at       Paid-In    Retained
                                              Issued       Value        Issued      Par Value       Capital    Earnings    Totals
                                            ----------   ---------   -----------   ------------   -----------  --------  -----------


BALANCES, January 31, 1999 ...............         300   $ 300,000     8,888,888   $     88,888   $   103,063  $135,585  $   627,536

Issuance of common stock for cash ........           --          --    2,587,500         25,875    15,785,016        --   15,810,891

Redemption of preferred stock ............        (300)   (300,000)           --             --            --   (30,000)   (330,000)

Other ....................................          --          --            --             --        55,100       --        55,100

Net income for the six months
  ended July 31, 1999 ....................          --          --            --             --            --   508,094      508,094
                                            ----------   ---------   -----------   ------------   -----------  --------  -----------

BALANCES, July 31, 1999 ..................          --   $      --    11,476,388   $    114,763   $15,943,179  $613,679  $16,671,621
                                            ==========   =========   ===========   ============   ===========  ========  ===========

























                             See accompanying notes
                           onlinetradinginc.com corp.
                            Statements of Cash Flows
                                   (UNAUDITED)



                                                                                                           Six Months Ended
                                                                                                               July 31,
                                                                                                  ----------------------------------
                                                                                                      1999                   1998
                                                                                                  -------------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .....................................................................           $    508,094            $ (73,908)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation ......................................................................                 21,355               14,744
    Common stock issued for services ..................................................                     --               26,000
    Deferred income taxes .............................................................                 (1,919)                  --
    Changes in certain assets and liabilities:
      Receivable from clearing organization ...........................................                252,415               38,787
      Other receivables ...............................................................                (19,754)              (1,750)
      Securities owned at market value ................................................             (1,123,600)            (700,865)
      Other current assets ............................................................                  8,224               (4,667)
      Other assets ....................................................................                (18,792)              (1,295)
      Accounts payable ................................................................                 57,726              (11,570)
      Accrued payroll .................................................................               (182,098)             118,683
      Income taxes payable ............................................................                258,865              (48,000)
      Other current liabilities .......................................................                 54,668              279,101
      Securities sold, but not yet purchased, at market value .........................                295,500              168,425
                                                                                                  ------------            ---------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............................                110,683             (196,315)
                                                                                                  ------------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..................................................                (86,175)              (4,726)
                                                                                                  ------------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ..............................................             15,810,891                   --
  Proceeds from issuance of common stock warrants .....................................                    100                   --
  Repayment of subordinated loan ......................................................               (100,000)                  --
  Redemption of preferred stock .......................................................               (330,000)                  --
                                                                                                  ------------            ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES .......................................             15,380,991                   --
                                                                                                  ------------            ---------

Net Increase (decrease) in Cash and Cash Equivalents ..................................             15,405,499             (201,041)

Cash Beginning of Period ..............................................................              1,005,944              218,335
                                                                                                  ------------            ---------

Cash End of Period ....................................................................           $ 16,411,443            $  17,294
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


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         This document is an amendment of the Company's Form 10-QSB as orginally filed with the Securities and Exchange Commission (SEC) on September 10, 1999. As described in Note 5, the Company received certain cash proceeds from its participation in the underwriting of its IPO. These proceeds were originally recorded as revenue, as this is the customary treatment of such proceeds for a broker/dealer in the normal course of business. In January 2000, while preparing its records for the regular year end financial statement audit, the Company determined that the receipt of this cash, net of related expenses, should have been recorded as a direct increase in additional paid in capital pursuant to applicable generally accepted accounting principles. This amended Form 10-QSB reflects this change.
         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 1999. In the opinion of management, these financial statements contain all adjustments, (consisting only of normal recurring adjustments), necessary for a fair presentation of the results for the interim periods presented. The results of operations for interim period ended July 31, 1999, is not necessarily indicative of the results that may be expected for the year ending January 31, 2000. For additional information, refer to the financial statements and footnotes for the year ended January 31, 1999 included in the Company's Form SB-2 Registration Statement.


NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of July 31, 1999, the Company had net capital of $16,547,087, which was $16,447,087 in excess of the minimum required.


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


NOTE 5 - PUBLIC OFFERING

         The Company completed its initial public offering (the "IPO") by issuing 2,587,500 shares of common stock (including 337,500 shares to cover over-allotments), $0.01 par value (the "IPO Shares") on June 11, 1999. The IPO shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-75119; effective date June 11, 1999) through a syndicate of underwriters, the principal representatives of which were Werbel-Roth Securities, Inc., onlinetradinginc.com corp., Seaboard Securities, Inc., and The Agean Group, Inc. The IPO shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $18,112,500, net concession and management fee proceeds for participation in the underwriting of the IPO of $189,867, with final net proceeds to the Company of $15,810,891.

         The Company incurred offering expenses in connection with this offering as follows:

     Underwriting discounts and commissions                $1,539,563
     Expenses paid to/for underwriters                        486,461
     Other offering expenses                                  465,452
                                                           ----------

                                                           $2,491,476
                                                           ==========

         Except for the concessions and management fee earned by the Company as a result of participating in the underwriters syndicate, none of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company. In accordance with accounting standards (APB 9), the Company has recorded the net concession and management fee proceeds as additional paid in capital.
         In conjunction with the IPO, the Company issued 225,000 warrants to the underwriters. The warrants have an exercise price of $11.55 (165% of the $7.00 IPO price).


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


NOTE 6 - EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended          Six months ended
                                                           July 31,                   July 31,
                                                    ----------------------    -------------------------
                                                      1999          1998         1999          1998
                                                   -----------   ---------    -----------   -----------

Numerator:
Net earnings (loss) available to common
  Shareholders .................................   $   267,951   $(111,316)   $   508,094   $   (73,908)
                                                   ===========   =========    ===========   ===========
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding ................    10,221,768   8,633,180      9,224,847     8,633,180
  Effect of dilutive securities - non-employee
     stock options .............................        11,629        --            2,931          --
                                                   -----------   ---------    -----------   -----------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding ...............................    10,233,397   8,633,180      9,227,778     8,633,180
                                                   ===========   =========    ===========   ===========
Basic earnings per share .......................   $     0.026   $  (0.013)   $     0.055   $    (0.009)
                                                   ===========   =========    ===========   ===========
Dilutive earnings per share ....................   $     0.026   $  (0.013)   $     0.055   $    (0.009)
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

In June 1999, the Company completed an initial public offering (the "IPO") of 2,587,500 common shares at a price of $7.00 per share which, including the 15% over-allotment. The Company received net proceeds from the offering of $15,810,891 including net concession and management fee proceeds for participation in the underwriting of the IPO of $189,867. All of the net proceeds have been invested in short-term commercial paper and money market funds. We will use the proceeds of the initial public offering for sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing. Based on currently proposed plans and assumptions relating to the implementation of our business plans, we believe that the proceeds of this offering, combined with cash flow from operations, will enable us to fund our planned operations for a period of at least twelve months following the closing. However, we cannot be assured that we will realize cash flow from operations or that cash flow will be sufficient. If our plans change, our assumptions change or prove to be inaccurate or if the proceeds of this offering otherwise prove to be insufficient to implement our business plans, we may find it necessary or desirable to reallocate a portion of the proceeds, use proceeds for other purposes, seek additional financing or curtail operations.


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


RESULTS OF OPERATIONS

Six Months Ended July 31, 1999 Compared with Six Months Ended July 31, 1998

REVENUES. Total Company's revenues for the six months ended July 31, 1999 were $4,910,028, a 102% increase over the Company's revenues for the six months ended July 31, 1998. Revenues from commissions increased $1,500,537, or 61% from $2,456,957 from the six months ended July 31, 1998 to $3,957,494 for the six months ended July 31, 1999. The increase was the primary result of hiring additional ten registered representatives and the opening of three branch offices. Our proprietary trading profits increased $623,417 to $533,644 for the six months ended July 31, 1999 as compared to a net loss of $89,773 for the six months ended July 31, 1998. Other revenues increased by $175,000 which represents an arbitration settlement received by the Company during the three months ended July 31, 1999. Interest-revenue sharing increased by $137,210 which represents a revenue sharing arrangement with our clearing firm. the interest-revenue sharing earnings during the quarter ended April 30, 1999 of $58,598 were previously recorded in interest and dividends and have been reclassed to interest - revenue sharing. Interest and dividend income increased $39,610 as a result of the earnings on the invested net proceeds from the Company's initial public offering.

OPERATING EXPENSES. Total operating expenses increased by 60% from $2,555,392 for the six months ended July 31, 1998 to $4,085,667 for the six months ended July 31, 1999. Employee compensation and related benefits increased by $990,425, or 70%, from $1,416,305 for the six months ended July 31, 1998 to $2,406,730 for the six months ended July 31, 1999. This increase was the result of the addition of the registered representatives as mentioned above, plus the hiring of twelve additional employees for management and support positions. We anticipate this expense to continue to increase as we hire additional brokers, management, executives, and other support staff. However, the percentage of employee compensation and related benefits to revenue decreased from 58% for the six months ended July 31, 1998 to 49% for the six months ended July 31, 1999.

Clearing and other transaction costs represents our cost to execute and clear trades. These expenses increased $392,989, or 43%, from $917,341 to $1,310,330 as a result of the increase in our volume of transactions. However, these costs decreased from 37% of commission revenue for the six months ended July 31, 1998 to 33% of commission revenue for the six months ended July 31, 1999.

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

As a result of the above, our operating results improved from a net loss of $73,908 for the six months ended July 31, 1998 to net income of $508,094 for the six months ended July 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended July 31, 1999, the Company had a increase in cash and cash equivalents of $15,405,799, as compared to a decrease in cash and cash equivalents of $201,041 for the six months ended July 31, 1998. For the six months ended July 31, 1999, cash provided by operating activities was $110,683 as compared to cash used by operating activities of $196,315 for the six months ended July 31, 1998. Cash flows from financing activities was $15,380,991 for the six months ended July 31, 1999 and was mainly from the issuance of common stock through the Company's initial public offering.

The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of July 31, 1999, the Company had net capital of $16,547,087, which was $16,447,087 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e. its net capital ratio). As of July 31, 1999, the Company had a net capital ratio of .07 to 1. The Company remains well within the regulatory required minimums.

The Company's primary source of operating liquidity continues to be cash generated from operations and its IPO proceeds. The IPO proceeds of $15,810,891 provide the Company with the capital resources to significantly expand its network infrastructure, implement its marketing strategies, and continuously improve its internet products.

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

The Company incurred expenses of $2,491,476 in connection with the IPO and over-allotment. These expenses represented direct payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Net proceeds from the IPO, including the over-allotment and the net concession and management fee were $15,810,891. These proceeds are being used for: sales & marketing, website enhancement and programming, potential acquisitions, increasing the Company's net capital, hiring additional management and personnel, branch office expansion, expansion of client service department, network expansion and upgrades, and Year 2000 readiness and testing.
Through July 31, 1999, the Company had not spent any of the net proceeds and has invested these funds in short-term commercial paper and money market funds. Accordingly, no payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.



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


onlinetradinginc.com corp.

January 13, 2000                   By: /s/ Andrew A. Allen
------------------                   -------------------------------------------
Date                                 Andrew A. Allen, Chief Executive Officer


January 13, 2000                   By: /s/ E. Steven zum Tobel
------------------                   -------------------------------------------
Date                                 E. Steven zum Tobel, President


January 13, 2000                   By: /s/ Anthony M. Palermo
------------------                   -------------------------------------------
Date                                 Anthony M. Palermo, Chief Financial Officer