Form 10QSB/A
period 1999-10-31
ONLINETRADINGINC COM CORP
filed 2000-01-13
CIK 1082690

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


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended October 31, 1999 and 1998                                1

         Statements of Financial Condition as of October 31, 1999 (unaudited)
         and January 31, 1999                                                  2

         Statement of Stockholders' Equity (unaudited) for the Nine
         Months Ended October 31, 1999                                         3

         Statements of Cash Flows (unaudited) for the Nine Months Ended
         October 31, 1999 and 1998                                             4

         Notes to the Financial Statements                                   5-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-13


PART II - OTHER INFORMATION

    Item 2.   Changes in Securities and Use of Proceeds                       14

    Item 4.   Submission of Matters to a Vote of Security Holders             14

    Item 5.   Other Information                                               15

    Item 6.   Exhibits and Reports on Form 8-K                                15

    Signatures                                                                15
                           onlinetradinginc.com corp.
                            Statements of Operations
                                   (UNAUDITED)



                                                                  Three Months Ended                       Nine Months Ended
                                                                      October 31,                             October 31,
                                                           --------------------------------        ---------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        -------------
Revenues:
  Commissions ......................................       $  2,092,667        $  1,250,421        $  6,050,161        $  3,707,378
  Investment gains (losses) ........................            331,479              79,485             869,727             (10,288)
  Other revenues ...................................               --                  --               175,000                --
  Interest - revenue sharing .......................            108,909              14,405             246,119              61,808
  Interest and dividends ...........................            234,814               9,905             336,890              29,572
                                                           ------------        ------------        ------------        ------------

          Total Revenues ...........................          2,767,869           1,354,216           7,677,897           3,788,470
                                                           ------------        ------------        ------------        ------------

Expenses:
  Employee compensation and benefits ...............          1,276,917             731,097           3,683,646           2,147,402
  Clearing and other transaction costs .............            554,699             529,758           1,865,029           1,447,099
  Occupancy and administrative .....................            261,005              97,420             594,008             286,424
  Interest expense .................................              5,356               9,441              19,605              27,439
  Depreciation .....................................             14,890               7,368              36,245              22,112
                                                           ------------        ------------        ------------        ------------

          Total Expenses ...........................          2,112,867           1,375,084           6,198,533           3,930,476
                                                           ------------        ------------        ------------        ------------

          Income (loss) before income taxes ........            655,002             (20,868)          1,479,364            (142,006)

Income tax (provision) benefit .....................           (240,120)              8,000            (556,387)             53,530
                                                           ------------        ------------        ------------        ------------

          Net income (loss) ........................       $    414,882        $    (12,868)       $    922,977        $    (88,476)
                                                           ============        ============        ============        ============

Earnings Per Share:
  Basic ............................................       $       0.04        $      (0.00)       $       0.09        $      (0.01)
                                                           ============        ============        ============        ============

  Diluted ..........................................       $       0.04        $      (0.00)       $       0.09        $      (0.01)
                                                           ============        ============        ============        ============

  Weighted average common shares
    outstanding - basic ............................         11,476,388           8,888,888           9,877,039           8,745,205
                                                           ============        ============        ============        ============

  Weighted average common shares
   outstanding - diluted ...........................         11,482,334           8,888,888           9,886,304           8,745,205
                                                           ============        ============        ============        ============













                             See accompanying notes.
                                        1
                           onlinetradinginc.com corp.
                        Statements of Financial Condition





                                                                                                     As of               As of
                                                                                                ----------------    ----------------
                                                                                                October 31, 1999    January 31, 1999
                                                                                                ----------------    ----------------
                                                                                                   (UNAUDITED)
            ASSETS

Cash and cash equivalents .................................................................     $     17,585,967    $      1,005,944
Receivable from clearing organization .....................................................              361,259             572,433
Other receivables .........................................................................              124,672               6,163
Securities owned, at market value .........................................................              776,943             381,084
Prepaid expenses ..........................................................................               29,404               9,420
Clearing deposit ..........................................................................              100,366                --
Office furniture & equipment, net .........................................................              239,294             136,146
Other Assets ..............................................................................               87,109              43,398
                                                                                                ----------------    ----------------

          TOTAL ASSETS ....................................................................     $     19,305,014    $      2,154,588
                                                                                                ================    ================



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..........................................................................     $        175,190    $        163,074
Accrued payroll ...........................................................................              553,540             644,148
Income taxes payable ......................................................................              528,757              38,230
Securities sold but not yet purchased, at market value ....................................              322,913                --
Other current liabilities .................................................................              220,210             141,200
Deferred Income Taxes .....................................................................               17,900              15,400
Subordinated Loans ........................................................................              400,000             525,000
                                                                                                ----------------    ----------------

          TOTAL LIABILITIES ...............................................................            2,218,510           1,527,052
                                                                                                ----------------    ----------------

Stockholders' Equity:
  Preferred  stock, $0.01 par value; 1,000,000 shares authorized; none outstanding at October 31, 1999; 300 shares of Series A issued and outstanding, January 31, 1999, stated value $1,000, voting,
    stated value $1,000, voting, redeemable at 110% of stated value .......................                 --               300,000
  Common stock, $0.01 par value; 100,000,000 shares authorized;
    issued and outstanding, 11,476,388 shares at October 31, 1999 and
    8,888,888 shares at January 31, 1999 ..................................................              114,763              88,888
  Additional-Paid-In-Capital ..............................................................           15,943,179             103,063
  Retained earnings .......................................................................            1,028,562             135,585
                                                                                                ----------------    ----------------

  Total Stockholders' Equity ..............................................................           17,086,504             627,536
                                                                                                ----------------    ----------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................     $     19,305,014    $      2,154,588
                                                                                                ================    ================





                             See accompanying notes.
                                        2
                           onlinetradinginc.com corp.
                  Statement of Changes in Stockholders' Equity
                   For the Nine Months Ended October 31, 1999
                                   (UNAUDITED)









                                           Series A
                                        Preferred Stock                 Common Stock
                                  ----------------------------  ----------------------------
                                                  Amount at                                   Additional
                                     Shares        Stated         Shares       Amount at       Paid-In       Retained
                                     Issued         Value         Issued       Par Value       Capital       Earnings      Totals
                                  ------------    ---------     ----------    ------------    -----------   ----------   -----------

BALANCES, January 31, 1999 ......          300    $ 300,000      8,888,888    $     88,888    $   103,063   $  135,585   $   627,536

Issuance of common stock for cash         --          --         2,587,500          25,875     15,785,016        --       15,810,891

Redemption of preferred stock ...         (300)    (300,000)        --              --             --          (30,000)    (330,000)

Other ...........................         --           --           --              --             55,100        --           55,100

Net income for the nine months
  ended October 31, 1999 ........         --           --           --              --             --          922,977       922,977
                                    ----------    ---------     -----------    -----------    -----------   ----------   -----------

BALANCES, October 31, 1999 ......         --      $    --       11,476,388    $    114,763    $15,943,179   $1,028,562   $17,086,504
                                    ==========    =========     ==========    ============    ===========   ==========   ===========

























                             See accompanying notes
                                        3
                           onlinetradinginc.com corp.
                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                        Nine Months Ended
                                                                                                            October 31,
                                                                                                ------------------------------------
                                                                                                    1999                   1998
                                                                                                ------------           -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................................................          $    922,977           $    (88,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation .....................................................................                36,245                 22,112
    Common stock issued for services .................................................                  --                   26,000
    Deferred income taxes ............................................................                 2,500                (54,300)
    Changes in certain assets and liabilities:
      Receivable from clearing organization ..........................................               211,174               (111,006)
      Other receivables ..............................................................              (118,509)                  (441)
      Securities owned at market value ...............................................              (395,859)               353,572
      Prepaid expenses ...............................................................               (19,984)                (8,989)
      Clearing deposit ...............................................................              (100,366)                  --
      Other assets ...................................................................                11,289                   (183)
      Accounts payable ...............................................................                12,116                (15,570)
      Accrued payroll ................................................................               (90,607)               288,904
      Income taxes payable ...........................................................               490,527                   --
      Other current liabilities ......................................................                79,010                149,132
      Securities sold, but not yet purchased, at market value ........................               322,913                198,656
                                                                                                ------------           ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................             1,363,426                759,411
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .................................................              (139,394)                (7,215)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock .............................................            15,810,891                   --
  Proceeds from issuance of common stock warrants ....................................                   100                   --
  Repayment of subordinated loan .....................................................              (125,000)                25,000
  Redemption of preferred stock ......................................................              (330,000)                  --
                                                                                                ------------           ------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................            15,166,124                 25,000
                                                                                                ------------           ------------

Net Increase in Cash and Cash Equivalents ............................................            16,580,023                777,196

Cash, Beginning of Period ............................................................             1,005,944                218,335
                                                                                                ------------           ------------

Cash, End of Period ..................................................................          $ 17,585,967           $    995,531
                                                                                                ============           ============

Supplemental Disclosure Of Cash Flow Information:
   Cash paid during the period for income taxes ......................................          $     64,140           $       --
                                                                                                ============           ============

   Cash paid during the period for interest ..........................................          $     23,012           $     24,942
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


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         This document is an amendment of the Company's Form 10-QSB as orginally filed with the Securities and Exchange Commission (SEC) on December 15 10, 1999. As described in Note 5, the Company received certain cash proceeds from its participation in the underwriting of its IPO. These proceeds were originally recorded as revenue, as this is the customary treatment of such proceeds for a broker/dealer in the normal course of business. In January 2000, while preparing its records for the regular year end financial statement audit, the Company determined that the receipt of this cash, net of related expenses, should have been recorded as a direct increase in additional paid in capital pursuant to applicable generally accepted accounting principles. The Company amended its Form 10-QSB for the period ended July 31, 1999 to change the recording of fees earned by the Company for participation in the underwriting of the Company's IPO in June 1999. This Form 10-QSB is being amended to update the nine month information for the July 31, 1999 change. No changes were made to the financial results or other information for the three months ended
October 31, 1999.
         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 1999. In the opinion of management all adjustments, (consisting only of normal recurring adjustments), necessary to present fairly the financial position as of October 31, 1999, the results of operations for the three and nine months ended October 31, 1999 and 1998 and cash flows for the nine months ended October 31, 1999 and 1998 have been included in the accompanying financial statements. Certain reclassifications have been made to the October 31, 1998 financial information to conform to the presentation in October 31, 1999. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the respective year-end. For additional information, refer to the financial statements and footnotes for the year ended January 31, 1999 included in the Company's Form SB-2 Registration Statement.


NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of October 31, 1999, the Company had net capital of $16,832,121, which was $16,732,121 in excess of the minimum required.


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


NOTE 6 - EARNINGS PER SHARE (continued)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended          Nine months ended
                                                          October 31,                October 31,
                                                   -----------------------    -------------------------
                                                      1999          1998         1999          1998
                                                   -----------   ---------    -----------   -----------

Numerator:
Net earnings (loss) available to common
  Shareholders .................................   $   414,882   $ (12,868)   $   922,977   $   (88,476)
                                                   ===========   =========    ===========   ===========
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding ................    11,476,388   8,888,888      9,877,039     8,745,205
  Effect of dilutive securities - non-employee
     stock options .............................         5,946        --            9,265          --
                                                   -----------   ---------    -----------   -----------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding ...............................    11,482,334   8,888,888      9,886,304     8,745,205
                                                   ===========   =========    ===========   ===========
Basic earnings per share .......................   $      0.04   $   (0.00)   $      0.09   $     (0.01)
                                                   ===========   =========    ===========   ===========
Dilutive earnings per share ....................   $      0.04   $   (0.00)   $      0.09   $     (0.01)
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

RESULTS OF OPERATIONS

Nine Months Ended October 31, 1999 Compared with Nine Months Ended
 October 31, 1998

REVENUES

         Total Revenues. The Company's total revenues for the nine months ended October 31, 1999 increased 103% from $3,788,470 for the nine months ended October 31, 1998 to $7,677,897 for the nine months ended October 31, 1999.

         Commission Revenue. Commission revenue increased $2,342,783, or 63% from $3,707,378 for the nine months ended October 31, 1998 to $6,050,161 for the nine months ended October 31, 1999. The increase was the primary result of hiring additional five registered representatives, the opening of three branch offices and the participation as an underwriter of the Company's initial public offering.

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

EXPENSES

         Total Operating Expenses. Total operating expenses increased by 58% from $3,930,476 for the nine months ended October 31, 1998 to $6,198,533 for the nine months ended October 31, 1999.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $1,536,244, or 72%, from $2,147,402 for the nine months ended October 31, 1998 to $3,683,646 for the nine months ended October 31, 1999. Included in this amount is commissions paid to the Company's brokers and traders which increased $1,579,545 from $582,673 for the nine months ended October 31, 1998 to $2,162,218 for the nine months ended October 31, 1999 as a result of the increased commission revenue. We anticipate this expense to continue to increase as we expand our business and customer base. In addition, since the public offering, the Company has employed various customer support, back office and management staff including a general counsel, a chief financial officer, a chief technical officer, and a director of internet sales. The increase in broker commissions and compensation for new staff was offset somewhat by a significant decline in officer compensation. In addition, the percentage of employee compensation and related benefits to revenue decreased from 57% for the nine months ended October 31, 1998 to 48% for the nine months ended October 31, 1999.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $417,930, or 29%, from $1,447,099 to $1,865,029 as a result of the increase in our volume of transactions. However, these costs decreased from 39% of commission revenue for the nine months ended October 31, 1998 to 31% of commission revenue for the nine months ended October 31, 1999 as a result of changes in the charges by the clearing firm.

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

         Income Taxes. The Company recorded a provision for income taxes of $556,387 for the nine months ended October 31, 1999 as compared to an income tax benefit of $53,530 for the nine months ended October 31, 1998. The effective tax rate was 38% for the nine months ended October 31, 1999 and 1998.

As a result of the above, operating results improved from a net loss of $88,476 for the nine months ended October 31, 1998 to net income of $922,977 for the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1999, the Company had cash and cash equivalents of $17,585,967, consisting of money market funds and short term commercial paper as compared to $995,531 as of October 31, 1998.

Cash provided by operating activities was $1,363,426 and $759,411 for the nine months ended October 31, 1999 and 1998. The increase in cash provided by operations was primarily the result of an increase in the Company's net income for the nine months ended October 31, 1999.

Cash used in investing activities was $139,394 and $7,215 for the nine months ended October 31, 1999 and 1998, respectively. The primary purpose of the use of cash was for the acquisition of office equipment and furniture.

Cash provided by financing activities was $15,355,991 for the nine months ended October 31, 1999, primarily from the initial public offering of the Company, as compared to $25,000 for the nine months ended October 31, 1998. During the nine months ended October 31, 1999, the Company repaid $125,000 of its subordinated debt and retired $330,000, (110% of the stated value), of preferred stock.

As a result, the Company had a net increase in cash and cash equivalents of $16,580,023 and $777,196 for the nine months ended October 31, 1999 and 1998, respectively.

The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of October 31, 1999, the Company had net capital of $16,832,121, which was $16,732,121 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e. its net capital ratio). As of October 31, 1999, the Company had a net capital ratio of
 .09 to 1. The Company remains well within the regulatory required minimums.

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