Form 10KSB
period 2000-01-31
ONLINETRADINGINC COM CORP
filed 2000-04-10
CIK 1082690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB
--------------------------------------------------------------------------------

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended January 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            For the transition period from __________ to _________.

COMMISSION FILE NUMBER: 333-75119

                           onlinetradinginc.com corp.
                 (Name of small business issuer in its charter)

           Florida                                                65-0607814
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.)

                      2700 North Military Trail, Suite 200
                            Boca Raton, Florida 33431
                    (Address of principal executive offices)

                                 (561) 995-1010
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes __X__         No ____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

         The issuer's revenues for the fiscal year ended January 31, 2000 were $11,690,840.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 4, 2000 (computed by reference to the closing market price of such stock on such date) was approximately $15,686,719.

         The number of shares of common stock, par value $0.01 per share, outstanding as of April 4, 2000 was 11,476,388 shares.

                       Documents Incorporated by Reference
                                      None

Transitional Small Business Disclosure Format (check one):
         Yes ____ No __X__















































                           FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.  WHEN  USED  IN  THIS   REPORT,   THE  WORDS  "BELIEVES,"  "PLANS,"
"ESTIMATES," "EXPECTS," "INTENDS," "ANTICIPATES," "MAY," "WILL," "SHOULD," "COULD," "UPCOMING" AND SIMILAR EXPRESSIONS, TO THE EXTENT USED, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE EVENTS THAT ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS SUGGESTED HEREIN. FACTORS THAT MAY CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO DEVELOP AND SUCCESSFULLY MARKET THE PRODUCTS AND SERVICES DESCRIBED IN THIS REPORT (AND THE COSTS ASSOCIATED THEREWITH); THEIR ACCEPTANCE IN THE MARKETPLACE; TECHNICAL DIFFICULTIES OR ERRORS IN THE PRODUCTS AND/OR SERVICES; MARKET PRESSURE TO LOWER SUBSTANTIALLY COMMISSIONS ON THE EQUITY TRADES DESCRIBED AS A RESULT OF SUCH SERVICES BEING PROVIDED AT LOW OR NO ADDITIONAL COSTS BY BROKERAGES, FINANCIAL INSTITUTIONS AND OTHER FINANCIAL COMPANIES TO THEIR CUSTOMERS, OR FOR OTHER MARKET REASONS; THE COMPANY'S CUSTOMER AND ACTIVE PROSPECT BASE CONTAINING A SUBSTANTIALLY LOWER NUMBER OF INTERESTED CUSTOMERS THAN THE COMPANY ANTICIPATES; THE FAILURE TO CONSUMMATE THE PENDING MERGER WITH OMEGA RESEARCH, INC. ("OMEGA RESEARCH") AT ALL (OR ON A TIMELY BASIS) DUE TO REGULATORY ISSUES OR OTHER REASONS; DIFFICULTY INTEGRATING THE TWO COMPANIES FROM TECHNOLOGY, OPERATIONAL AND MARKETING ASPECTS; POTENTIAL NASD OR OTHER BROKER-DEALER REGULATORY ISSUES ARISING FROM THE MERGER AND/OR THE CONDUCT OF A BROKERAGE BUSINESS; THE SUCCESS (AND COST) OF NEW MARKETING STRATEGIES AS A RESULT OF THE MERGER; UNFAVORABLE CRITICAL REVIEWS; INCREASED COMPETITION (INCLUDING PRODUCT AND PRICE COMPETITION); THE LEVEL OF MARKET DEMAND FOR REAL-TIME DECISION SUPPORT TOOLS, REAL-TIME DATA AND/OR ON-LINE BROKERAGE SERVICES AND/OR WEBSITE SERVICES GENERALLY; THE SCALABILITY, PERFORMANCE
FAILURES AND RELIABILITY OF OMEGA RESEARCH'S REAL-TIME DATA SERVICES; THE ENTRANCE OF NEW COMPETITORS INTO THE MARKET; TIMING AND SIGNIFICANCE OF ADDITIONAL NEW PRODUCT AND SERVICE INTRODUCTIONS BY THE COMPANY AND ITS COMPETITORS; GENERAL ECONOMIC AND MARKET FACTORS, INCLUDING CHANGES IN SECURITIES AND FINANCIAL MARKETS; THE ADEQUACY OF WORKING CAPITAL, CASH FLOWS AND AVAILABLE FINANCING TO FUND THE NEW BUSINESS MODEL WITH OMEGA RESEARCH; AND OTHER RISKS AND UNCERTAINTIES INDICATED THROUGHOUT THIS REPORT AND FROM TIME TO TIME IN THE COMPANY'S RELEASES AND FILINGS INCLUDING WITHOUT LIMITATION FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

As used in this report, the terms "we," "us," "our," the "Company" and "OnlineTrading.com" mean onlinetradinginc.com corp. and the term "common stock" means onlinetradinginc.com corp.'s common stock, $.01 par value per share (unless context indicates a different meaning).

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

         We provide financial brokerage services primarily to experienced investors and small to mid-sized financial institutions through a variety of communication mediums, including the Internet. Unlike our name suggests, we are not merely an online financial brokerage firm which allows clients to trade directly over the Internet. We provide a full range of brokerage services including access to the various securities markets via our computerized infrastructure. This enhances our ability to obtain the simplest, most direct execution of orders for our clients at the best possible price. In addition, as a result of the technology we use, our registered representatives and clients have access to the most up-to-date electronic information on stocks, market indices, analysts' research and news. Our manner of executing trades using our computerized infrastructure eliminates middlemen (like traditional market makers and other broker-dealers) to save costs and increase investing efficiency. We believe we have a strategic advantage over existing discount, deep discount, and Internet brokerage firms as a result of our commitment to provide the best stock execution prices to our clients and our combination of information and research tools.

         Given our pending merger with Omega Research, Inc., as discussed below, we expect to increase our online brokerage services.

         We were incorporated in Florida in September 1995 as Online Trading, Inc. In February 1999, we changed our name from Online Trading Inc. to onlinetradinginc.com corp. In June 1999, we acquired the world wide web domain name www.onlinetrading.com and subsequently registered to do business under the fictitious name OnlineTrading.com.

         On June 11, 1999, we successfully completed our initial public offering (the "IPO") by issuing 2,587,500 shares of common stock public offering price of $7.00 per share with net proceeds to the Company of approximately $15,810,891.

         On December 6, 1999, we completed the purchase of the principal assets of Newport Discount Brokerage, Inc. ("Newport"), a National Association of Securities Dealers, ("NASD") registered broker-dealer. The purchase added over 7,700 clients to our existing client base, along with approximately $470 million in client assets. The transaction also included the employment of Newport's current staff.

         On January 19, 2000, we entered into a merger agreement (the "Merger Agreement") with Omega Research, Inc. ("Omega Research"). Founded in 1982, Omega Research is a leading provider of real-time trading strategy tools for investors and traders ("traders"). In October 1999, Omega Research acquired Window On WallStreet Inc. ("WindowOnWallStreet"). WindowOnWallStreet offers traders trading strategy tools as well as streaming real-time charts, quotes and news. The strategic combination of these companies is expected to create a seamlessly-integrated trading platform that should deliver an Internet-based solution to the active trader that includes powerful trading strategy tools, streaming real-time market quotes and news, and high-speed electronic order execution.

         Pursuant to the Merger Agreement, a newly-formed holding company named OnlineTrading.com Group, Inc. ("OnlineTrading.com Group") will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between OnlineTrading.com Group and each of Omega Research and OnlineTrading.com, and the listing of OnlineTrading.com Group shares, OnlineTrading.com Group will be the sole publicly-traded company in the group, with its outstanding shares of common stock listed on The Nasdaq National Market. OnlineTrading.com Group, based upon the exchange ratio set forth in the Merger Agreement, would initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formulae set forth in the Merger Agreement. The initial eight-member Board of Directors of OnlineTrading.com Group would consist of five directors designated by Omega Research (two of whom would be independent directors), and three directors designated by OnlineTrading.com (one of whom would be an independent director). Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent.

OUR INDUSTRY

         The Securities Industry Association ("SIA") reported that, as of early 1999, over 48% of all U.S. households owned equities or stock mutual funds. According to Robertson Stephens, both the New York Stock Exchange, ("NYSE") and National Association of Securities Dealers Automated Quotation System, ("Nasdaq") experienced record increases in transaction volumes during 1999. Transaction volume on the NYSE was 209 billion shares, representing a 24% increase over 1998 volume of 169 billion shares. Likewise, transaction volume on Nasdaq increased 37% to 271 billion shares in 1999 up from 198 billion shares in 1998.

         The SIA report also indicated that the online brokerage segment of the industry experienced record growth within the past three years and that growth of the online brokerage segment is expected to continue. In the year 2000, the percentage of investors who trade online is projected to grow from 11% to 28%. According to the SIA, by 2003 online brokerage accounts are projected to make up approximately 50 percent of total brokerage accounts representing an increase in customer assets from $111 billion to $3.1 trillion.

OUR BUSINESS

General Financial Brokerage Services.

         We provide financial brokerage services to individuals and small to mid-sized institutions (such as hedge funds, money managers, mutual funds and pension funds). To support the investment services provided to these investors, we effect transactions in equity securities strictly on an agency basis. This means that we always charge only an agreed upon commission and never earn income from marking up or marking down our clients' equity transactions. Our customer accounts are carried on a "fully disclosed" basis by our clearing firms. Our clearing agreements provide that our clients' securities positions and credit balances carry insurance that is supplemental to standard SIPC protection.

         We take great pride in the fact that we execute our clients' equity transactions on an agency basis only--as opposed to a principal basis. That is, we act as the agent for our clients directly in the market. When brokerage firms perform a transaction on a principal basis, they are permitted to accept a client's order to purchase, immediately purchase the securities in the market for the firm, and then sell the securities to the client with a mark-up. We do not mark-up our clients' equity transactions.

         We also do not allow other brokerage firms to mark-up our clients' equity transactions. We provide our non-internet clients with access to the financial markets via our professionally staffed trading desks. Our trading desks are directly connected to the national stock exchanges and electronic communication networks ("ECNs"). ECNs, such as Archipelago, Island and NexTrade, eliminate the brokerage industry "middlemen" by directly matching anonymous buyers and sellers participating on the network. Our registered representatives are committed to using our trading desks to obtain the fastest execution and best possible price at the time the clients' orders are taken. In addition, as a result of the technology we use, we can access the most up-to-date electronic news information and research reports.

Internet-Based Brokerage Services

         Through our Internet site, our clients currently have online access to their account information and our order execution systems. This electronic access enables our clients to review the securities positions in their portfolio, review their recent trading activity, obtain stock quotes, confirm their buying power and/or margin balances (if applicable) and enter orders for execution. In addition to providing information for their particular accounts, we provide our clients with pertinent market information regarding timely analysts' reports, relevant earnings reports sorted by those companies that exceeded earnings expectations and those that fell below expected earnings. We also provide our clients with information about the overnight markets and the futures markets, stocks that are trading before the market opens, and major company news through the Internet.

         We use the Internet in various ways to help expand our business. First, we use the Internet to help our registered representatives serve our clients better through the dissemination of information to clients simultaneously. This allows our registered representatives to efficiently serve more clients. In addition, we use the Internet to serve an ever-growing number of investors who want to implement their trading and investment decisions without calling a registered representative.

         We currently provide two systems for trading and investing over the Internet. The "basic" Internet system is a "browser-based" program maintained by one of our clearing firms. This system provides the client with basic transaction functions and account information and is primarily used by our less active and less experienced traders.

         Our "advanced" Internet system is known as O.R.D.E.R.S.(TM) O.R.D.E.R.S. is a sophisticated information, execution and routing program that provides clients with real-time NASDAQ Level II quotes and the ability to direct OTC orders to a particular ECN. At this time, clients requesting the O.R.D.E.R.S. system must meet minimum suitability requirements of experience and financial condition.

Proprietary Trading

         We operate a small proprietary trading department separate and distinct from all customer commission business. This department operates as a profit center under strict internal controls. Pursuant to an internal policy, the department trades only equity securities, equity options and index equities on both a long and short basis, with no one position constituting greater than 40% of our funds allocated for proprietary trading. The intra-day position limit guideline is 15,000 shares for an individual position and 40,000 shares in the aggregate. The intra-day dollar limit guideline is $750,000.00 for an individual position and $2,500,000.00 in the aggregate. The overnight position limit guideline is 10,000 shares for an individual position and 30,000 shares in the aggregate. The overnight dollar limit guideline is $500,000.00 for an individual position and $1,500,000.00 in the aggregate.

          We charge the proprietary trading desk commission rates above our costs, and we pay the department a percentage of the trading profits generated. We never fill clients' orders from the firm's inventories. Our long inventory positions represent our ownership of securities. Conversely, our short inventory positions represent obligations to deliver specified securities at the current market price. Accordingly, both long and short inventory positions may result in losses or gains as market values of securities fluctuate. To reduce the risk of losses, long and short positions are revalued to the current market price each day and are continuously monitored by one of our registered principals.


Our Business Strategy

         We believe that we have been successful in creating a new level of service in the brokerage industry. We use technology to provide experienced clients access, through our professionally staffed trading desk and the Internet, to an execution system directly connected to the financial markets. Our strategy is designed to provide our clients with the best possible execution price and access to relevant market information. As a result, our strategy allows us to take advantage of opportunities that exist in the financial brokerage industry for firms that are able to provide their clients with the overall cost-savings created by (1) access to professional-type trade executions, (2) access to up-to-date market information, and (3) the convenience of trading over the Internet. OnlineTrading.com was founded on the principal philosophy of providing our clients with the best execution prices along with the most relevant market information and investment research. We consistently analyze new technologies and communication mediums that will enable us to better serve our clients. We are committed to offer our clients the simplest, most direct form of stock trading.

         Our goal is to become a leader in the financial brokerage industry. We intend to achieve our goal by:

    - targeting experienced traders and small to mid-sized financial institutions who typically (1) execute more trades per year than other categories of investors, (2) require access to market information, and (3) require fast execution of their orders;

    - providing value to our clients at the lowest overall cost, including access to our trading desk which enables them to realize the best available execution price;

    - providing our clients with value-added services, including access to registered representatives and up-to-date market information; and

    - providing technologically innovative solutions to satisfy client needs, including efficient trading directly over the Internet, access to trading strategy tools and real-time market information.

         We are actively pursuing additional technologies to service the rapidly evolving financial services industry. Specifically, our planned merger with Omega Research will expand our ability to provide technology which will enable our clients to trade equity securities more efficiently and systematically via the Internet. We are also exploring other solutions to improve our products and services to satisfy the needs of our clients.

         The decision to merge with Omega Research was based on a number of factors that we feel will benefit our existing clients and greatly enhance our ability to attract new clients. After the merger is completed, we expect to offer preferred access to Omega Research's powerful trading strategy tools and real-time market data services.

         Omega Research's products automate trading strategies developed by the user and generate "buy" and "sell" signals based upon user-developed strategies. In addition, the programs allow users to historically test and refine their strategies. Omega Research also delivers real-time market data via the Internet. Omega Research has recently launched WindowOnWallStreet.com, an Internet-based, monthly subscription service that delivers streaming real-time charts, quotes and news. Omega Research is currently developing TradeStation.com, an Internet-based analytics platform that will combine streaming real-time charts, quotes and news with the premium trading strategy tools of Omega Research's TradeStation. TradeStation.com is expected to be integrated with our electronic order-execution services.


STRATEGIC RELATIONSHIPS

         We currently utilize the services of several clearing firms for all custody and clearing issues associated with brokerage transactions. We realize the following benefits from these relationships:

     - quality safekeeping and protection on the net equity (cash and securities) on all accounts;

     - elimination of significant self-clearing regulatory requirements and the associated overhead costs;

     - ability to participate in initial public offerings and other investment banking transactions; and

     - ability to participate in a large database of no-load mutual funds.

         Our relationship with Instinet Corporation affords us access to information and enables our clients to trade directly and anonymously with other brokerage firms, money managers, professional traders and large financial institutions. Through our relationship with Instinet Corporation our clients are also able to trade equities before the market opens at 9:30 a.m. and after the market closes at 4:00 p.m. As a result, our clients are able to take advantage of trading and investment opportunities occurring outside of the traditional market hours.

         In addition to our relationship with Instinet Corporation, we have relationships with several other ECNs, including Archipelago, Island and NexTrade. These relationships allow us to provide our clients with direct access to multiple avenues of execution.


COMPETITION

         The market for discount brokerage services, and particularly electronic brokerage services, is rapidly evolving, intensely competitive and has few barriers to entry. We expect competition to continue and intensify in the future. We encounter direct competition from numerous other brokerage firms, many of which provide electronic brokerage services which we currently do not provide. These competitors include discount brokerage firms like Charles Schwab & Co., Inc. and Quick & Reilly, Inc., as well as electronic brokerage firms such as E*Trade Group, Inc., Ameritrade, CyperCorp., TradeScape, and ABWatley. We also encounter competition from established full-commission brokerage firms as well as financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.

         We believe that the principal competitive factors affecting the market for our brokerage services are speed and accuracy of order execution, price and reliability of trading systems, quality of client service, amount and timeliness of information provided, ease of use, and ability to provide clients with innovative products and services. Due to our trading systems and our decision to merge with Omega Research, we believe that we should be able to compete effectively with respect to each of these factors, as related to active trader accounts.

         However, a number of our competitors have significantly greater financial, technical, marketing and other resources. Some of our competitors also offer a wider range of services and financial products and have greater name recognition and more extensive client bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties or may consolidate to enhance their services and products. We expect that new competitors will emerge and may acquire significant market share.

         There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

GOVERNMENT REGULATION

Broker-Dealer Regulation

         The securities industry is subject to extensive regulation under federal and state law. The Securities Exchange Commission ("SEC") is the federal agency responsible for administering the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are a broker-dealer registered with the SEC. Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD has established Conduct Rules for all securities transactions among broker-dealers and private investors, trading rules for the over-the-counter markets, and operational rules for its member firms. The NASD conducts examinations of member firms, investigates possible violations of the federal securities laws and its own rules, and conducts disciplinary proceedings involving member firms and associated individuals. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities.

         In addition to the traditional rules outlined above, additional regulations, more specifically related to online brokerage firms, may be implemented in the future. A recent report by SEC Commissioner Laura S. Unger made certain recommendations to the SEC relating to issues of suitability, best execution, market data, systems capacity, investor education, chat rooms, privacy and portals.

         We are also subject to regulation under state law. We are currently registered as a broker-dealer in every state and in the District of Columbia. An amendment to the federal securities laws prohibits the states from imposing substantive requirements on broker-dealers which exceed those imposed under federal law. The recent amendment, however, does not preclude the states from imposing registration requirements on broker-dealers that operate within their jurisdiction or from sanctioning these broker-dealers for engaging in misconduct.


Net Capital Requirements; Liquidity

         As a registered broker-dealer and member of the NASD, we are subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called "haircuts"), which reflect the possibility of a decline in the market value of an asset prior to disposition.

         Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level.

         The Net Capital Rule also provides that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates ("capital withdrawal") if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer. In addition, the Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.

         A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those of our operations that require the intensive use of capital, such as the financing of client account balances, and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business.

         We are a member of SIPC. SIPC provides protection of up to $500,000 for each client, subject to a limitation of $100,000 for cash balances, in the event of the financial failure of a broker-dealer. Our clients' accounts are carried on the books and records of our clearing firms. Our clearing firms have obtained insurance for the benefit of our clients' accounts that is supplemental to SIPC protection.



Additional Regulation

         Due to the increasing popularity and use of the Internet and other online services, various regulatory authorities are considering laws and/or regulations with respect to the Internet or other online services covering issues such as user privacy, pricing, content copyrights and quality of services. In addition, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. Moreover, the recent increase in the number of complaints by online traders could lead to more stringent regulations of online trading firms and their practices by the SEC, NASD and other regulatory agencies. Furthermore, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. Also, as our services are available over the Internet in multiple states and foreign countries, and as we have numerous clients residing in these states and foreign countries, these jurisdictions may claim that our company is required to qualify to do business as a foreign corporation in each such state and foreign country. While our company is currently registered as a broker-dealer in every state, we are qualified to do business as a foreign corporation in only a few states; failure by our company to qualify as a broker-dealer in other jurisdictions or as an out-of-state or "foreign" corporation in a jurisdiction where it is required to do so could subject our company to taxes and penalties for the failure to qualify. Our business could be harmed by new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the applications of existing laws and regulations to the Internet and other online services.


EMPLOYEES

         As of January 31, 2000, we employed a total of 68 full-time employees, of which 6 are engaged in executive management, 32 in trading activities, 9 in client services/back office, 9 in office personnel, and 12 in information technology. The employees are operating from the following branch locations:

        Boca Raton, FL
        Boston, MA
        Osterville, MA
        Pittsburgh, PA
        Hudson, OH

         No employee is covered by a collective bargaining agreement or is represented by a labor union. We consider our employee relations to be excellent. We also have entered into independent contractor arrangements with other individuals on an as-needed basis to assist with programming and developing proprietary technologies.

ITEM 2 - DESCRIPTION OF PROPERTY

         Our principal executive offices are located in an approximately 11,800 square foot facility in Boca Raton, Florida. This facility is occupied pursuant to a lease expiring February 28, 2007 at a current annual rent of approximately $164,000 plus escalations. We also lease approximately 1,200 square feet of office space for our branch office in Osterville, Massachusetts. This space is occupied pursuant to a lease expiring on November 30, 2003, at an annual rent of $24,000, with an option to renew for an additional five-year term. We lease approximately 1,300 square feet of office space for our branch office in Pittsburgh, Pennsylvania. This space is occupied pursuant to a month-to-month lease at a monthly rent of $1,783. We lease approximately 750 square feet of office space for our branch office in Hudson, Ohio. This office is occupied pursuant to a month-to-month lease at a monthly rent of $500.

         We have a branch office in Boston, Massachusetts; however, we are not a party to any lease agreement. The registered representatives established in that office have entered into the lease agreements and are responsible for the lease obligations.

         The existence of these branch offices, and the manner in which they are set up, are helpful in the event of certain system failures (e.g., natural disasters, power failures, etc.). In the event that an office experiences such a system failure, one or more of our other offices could continue to service clients through its facilities. By way of example and not limitation, our phone system has the ability to re-route calls to different locations in the event the phone system for one location were to fail. To date, our existing facilities have proven adequate to support our operations. However, if needed, we believe
that  we  could  obtain  suitable   additional   facilities  on  commercially
reasonable terms.


ITEM 3 - LEGAL PROCEEDINGS

         On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against onlinetradinginc.com corp., Barry Goodman, Jan Bevivino, William L. Mark and Bear Stearns Securities Corp. Our attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division, where the matter is currently pending.

         We believe the case to be without merit. The Whighams' lawsuit alleges excessive trading and commissions, violation of Massachusetts General Laws c.93A ss. and c.110A ss.ss.101 and 102 and violation of NASD conduct rules. The Whigham's seek total alleged damages of $566,345 plus interest, costs, fees and treble damages. We intend to present a vigorous defense and to seek reimbursement for certain costs associated with our defense.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2000.



                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The common stock, has been quoted under the symbol "LINE" on The Nasdaq SmallCap Market since completion of the IPO in June 1999.

         The high and low closing sales prices based on actual transactions for the Company's Common Stock on the Nasdaq SmallCap Market during each of the quarters presented are as follows:


                                      Closing Sales Price
                            -----------------------------------------
                                  High                    Low
                            ------------------     ------------------
1999:
  Second Quarter            16 15/16               8
  (commencing June 11,
  1999)
  Third Quarter             14 1/2                 7 7/16
  Fourth Quarter            12 5/8                 7 3/4

2000:
  First Quarter
  (through April 4)         10 1/8                 6 1/16

(b) As of March 27, 2000, there were 79 holders of record of the Common Stock based on information provided by our transfer agent. The number of stockholders does not reflect the actual number of individual or institutional stockholders that hold our stock because certain stock is held in the name of nominees. Based on the best information available to us by the transfer agent, there are approximately 1,813 beneficial holders of the Company's Common Stock.

(c) The Company has not declared or paid cash dividends on our Common Stock. We currently intend to retain future earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business, general business conditions and such other factors as the Board of Directors may deem relevant.


USE OF PROCEEDS

         We completed our IPO by issuing 2,587,500 shares of common stock (including 337,500 shares to cover over-allotments), on June 11, 1999. The shares of common stock were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (File No. 333-75119; effective date June 11,
1999).

         From the effective date of the IPO through the date hereof, the Company has utilized a portion of the $15,810,891 net proceeds as follows:

Sales & Marketing                                           $  50,000
Website Enhancement & Programming                             349,000
Increase Net Capital                                        1,500,000
Additional Management & Personnel                              60,000
Expansion Client Services                                      15,000
Network Expansion & Upgrade                                    10,000
Year 2000 Readiness and Testing                                25,000
Working Capital                                               120,000
Acquisitions                                                2,000,000
                                                      ----------------

Total use of proceeds to date                             $ 4,129,000
                                                      ================

         The balance of the net proceeds has been invested in short-term commercial paper and money market funds. No payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.


ITEM 6-MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


OVERVIEW

           We provide financial brokerage services primarily to experienced investors and small to mid-sized financial institutions through a variety of communication mediums, including the Internet. Unlike our name suggests, we are not merely a real time online financial brokerage firm, which allows clients to trade directly over the Internet. We provide a full range of brokerage services including direct access to the various securities markets via our computerized infrastructure. This enhances our ability to obtain the simplest, most direct execution of orders for our clients at the best possible price. In addition, as a result of the technology we use, our registered representatives and clients have access to the most up-to-date electronic information on stocks, market indices, analysts' research and news. Our manner of executing trades using our computerized infrastructure eliminates middlemen (like traditional market makers and other broker-dealers) to save costs and increase investing efficiency.

RECENT DEVELOPMENTS

         On December 6, 1999, we completed the purchase of the principal assets of Newport. The purchase added over 7,700 clients to our existing client base, along with approximately $470 million in client assets. The transaction also included the employment of Newport's current staff. The total consideration paid by the Company in connection with this acquisition included cash of $2,682,000 and up to 125,000 shares of the Company's common stock. The cash consideration is payable as follows: (i) $2,182,000 to Newport; (ii) $250,000 to Robert Scarpetti, Newport's President and sole shareholder, in exchange for a 15 year non-compete agreement and (iii) $250,000 to Raymond Chodkowski, a key Newport employee, in exchange for a 15 year non-compete agreement. Issuance and delivery of the common stock consideration is contingent upon the acquired assets achieving certain revenue goals and maintaining customer accounts within one year from closing. More specifically, the total shares deliverable under the agreement shall be reduced by the greater of (i) the percentage that the gross revenue from all Newport accounts acquired at closing is less than $3,000,000 over the first one-year period; or (ii) .0009 for each dollar of account value lost due to the closing of Newport's Pennsylvania office over the first one-year period.

         On January 19, 2000, we entered into the Merger Agreement with Omega Research. Pursuant to the Merger Agreement, a newly-formed holding company will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between OnlineTrading.com Group and each of Omega Research and OnlineTrading.com, and the listing of OnlineTrading.com Group shares, OnlineTrading.com Group will be the sole publicly-traded company in the group, with its outstanding shares of common stock listed on The Nasdaq National Market. OnlineTrading.com Group, based upon the exchange ratio set forth in the Merger Agreement, would initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formulae set forth in the Merger Agreement. The initial eight-member Board of Directors of OnlineTrading.com Group would consist of five directors designated by Omega Research (two of whom would be independent directors), and three directors designated by OnlineTrading.com (one of whom would be an independent director). Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent.


YEAR ENDED JANUARY 31, 2000 COMPARED WITH YEAR ENDED JANUARY 31, 1999

REVENUE

         Total Revenues. The Company's total revenues for the year ended January 31, 2000 ("Fiscal 2000") were $11,690,840 an increase of 95% from $5,992,064 for the year ended January 31, 1999 ("Fiscal 1999").

         Commission Revenue. Commission revenue increased by $3,946,008 or 71% from $5,525,427 for Fiscal 1999 to $9,471,435 for Fiscal 2000. The increase was the result of opening two new branch offices, the acquisition of the principal assets of Newport and the increase in client base. During Fiscal 2000, the new branch offices generated commission revenue of $891,425, while our other branches increased commission revenues by $383,738 from Fiscal 1999. The acquisition of the principal assets, consisting of the right, title and interest in and to its clients of Newport, increased commission revenue by $459,455. The balance of the increase was due to the expansion in our customer base from approximately 750 accounts to 1,200 accounts.

         Investment Gains (Losses). Our proprietary trading profits increased by $800,998 to $1,129,493 for Fiscal 2000 as compared to a $328,495 for Fiscal 1999. The increase in trading profits was the result of several factors namely, greater short term stock volatility, a better trading environment, record share volumes adding to liquidity and better technology for order execution.

         Interest and Dividends. Interest and dividend income increased by $567,957, primarily as a result of the Company's increased cash position available for investment and the prevailing interest rates.

         Interest-Revenue Sharing. Interest-revenue sharing represents a revenue sharing agreement with our clearing firm. Interest-revenue sharing increased by $193,813 to $295,934 for Fiscal 2000 as compared to $102,121 for Fiscal 1999.
The increase was due primarily to a change in the percentage of revenue the Company receives and the increase of our customer balances being maintained by the clearing firm.

         Other Revenues. Other revenues increased by $190,000 primarily from an arbitration settlement received by the Company in
July 1999.


EXPENSES

         Total Operating Expenses. Total operating expenses increased by 70% from $5,832,041 for Fiscal 1999 to $9,908,110 for Fiscal 2000.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $1,983,477, or 59%, from $3,356,688 for Fiscal 1999 to $5,340,165 for Fiscal 2000. Included in this amount is commissions paid to the Company's brokers and traders which increased $2,426,884 from $1,144,616 for Fiscal 1999 to $3,571,500 for Fiscal 2000 as a result of the increased commission revenue. We anticipate this expense to continue to increase to the extent, if any, we expand our business and customer base. In addition, the Company has expanded its back office and customer support staff due to the increased trading volume, acquired fifteen employees from Newport and has hired additional executive staff including a general counsel, a chief financial officer, a chief technical officer, and a director of internet sales. The increase in broker commissions and compensation for new staff was offset somewhat by a significant decline in officer compensation. In addition, the percentage of employee compensation and related benefits to revenue decreased from 56% for Fiscal 1999 to 46% for Fiscal 2000.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represent the cost to execute and clear customer trades. These expenses increased by $1,010,229, or 50%, from $2,002,055 for Fiscal 1999 to $3,012,284 for Fiscal 2000, primarily as a result of the increase in our volume of transactions. However, these costs decreased from 36% of commission revenue for Fiscal 1999 to 32% of commission revenue for Fiscal 2000 as a result of changes in the charges to us by the clearing firm.

         Occupancy and Administrative. Occupancy and administrative expenses consist primarily of advertising, telephone and communication, rent, and professional fees. Occupancy and administrative expenses increased $686,434 from $406,814 for Fiscal 1999 to $1,093,248 for Fiscal 2000. This increase primarily resulted from advertising in a national business publication, increased telephone and communication expenses due to the increased customer activity, leasing of additional office equipment and furniture to facilitate our expansion, increased professional fees for costs incurred relating to the proposed merger with Omega Research, and licenses and registrations for the additional offices and registered representatives.

         Product Development. Product development represents those costs relating to the development of electronic order routing and execution software.

         Interest Expense. Interest expense increased $15,297 from $36,566 for Fiscal 1999 to $51,863 for Fiscal 2000 primarily due to the recording of margin interest charged to our proprietary accounts as interest expense as opposed to netting with interest revenue as earned by our accounts.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $101,245 from $29,918 for Fiscal 1999 to $131,163 for Fiscal 2000. The increase is the result of $246,790 additional fixed assets being placed into service during Fiscal 2000 and the amortization of the intangible assets aquired from the Newport acquisition.

         Income Taxes. The Company recorded a provision for income taxes of $702,224 for Fiscal 2000 as compared to $52,080 for Fiscal 1999. The effective tax rate was 39% for Fiscal 2000 and 33% for Fiscal 1999.

         As a result of the above, net income improved from $107,943 for Fiscal 1999 to $1,080,506 for Fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2000, the Company had cash and cash equivalents of $15,127,790, consisting of money market funds and short term commercial paper.

         Cash provided by operating activities was $2,078,352 and $837,167 for Fiscal 2000 and Fiscal 1999, respectively. The increase in cash provided by operations in Fiscal 2000 was primarily the result of an increase in the Company's net income of $972,563 for Fiscal 2000 and an increase in our income tax liability of $614,911 as a result of our increased net income.

         Cash used in investing activities was $2,912,497 and $74,558 for Fiscal 2000 and Fiscal 1999, respectively. The primary use of cash in investing activities was $2,682,000 for the acquisition of the principal assets of Newport. In addition, the Company expended $234,097 for the purchase of office furniture and computer equipment. During Fiscal 1999, the Company expended $48,891 for the purchase of office furniture and equipment.

         Cash provided by financing activities was $14,955,991 and $25,000 for Fiscal 2000 and Fiscal 1999, respectively. The primary source of funds was $15,810,891 from the Company's initial public offering and $360,000 from issuance of subordinated loans. The primary use of funds was $885,000 for the repayment of all outstanding subordinated loans and $330,000 for the redemption of the outstanding preferred stock.

         As a result, the Company had a net increase in cash and cash equivalents of $14,121,846 for Fiscal 2000 and $787,609 for Fiscal 1999.

         On December 1, 1999, the Company entered into a capital lease for office furniture, computer equipment and phone system. As of January 31, 2000, the leasing company had funded $112,075 representing a portion of the total furniture and computer equipment to be received. The balance of the equipment totaling $180,450 was not received as of January 31, 2000 and accordingly, not included in the statement of financial condition. The lease is to be paid over 36 months with an estimated monthly payment expected to commence on April 1, 2000 of $8,698 with a final payment of 7% of the original invoice amounts.

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of January 31, 2000 and 1999, the Company had net capital of $14,051,801 and $902,078, which was $13,914,699 and $802,078 in excess of the minimum required of $137,102 and $100,000 respectively.

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


FORWARD-LOOKING INFORMATION

         Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward looking statements, including those discussed in this report and in the Company's other filings with the SEC. In addition, any forward looking information regarding the operations of the Company will be effected by any delay or failure to close the pending merger with Omega Research, and by management's ability to: (1) complete its expansion in a timely fashion, (2) manage and operate its facility as expanded, (3) increase its marketing and sales efforts, (4) maintain its existing customers and attract new customers and (5) successfully integrate operations with Omega Research, and execute in a timely fashion the objectives of that merger. There can be no assurance that the Company will be successful in completing its proposed expansion, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential transaction volume.


ITEM 7 - FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statement schedules.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 8, 2000, the Company terminated its relationship with the accounting firm of Ahearn, Jasco + Company, P.A. as independent auditor of the Company's financial statements. The termination of the relationship with Ahearn, Jasco + Company, P.A. was not the result of any disagreements between the Company and Ahearn, Jasco + Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On February 8, 2000, the Company retained the accounting firm of Arthur Andersen LLP as its new independent auditor to audit the Company's financial statements for the fiscal year ended January 31, 2000. The decision to change accounting firms to audit the Company's financial statements was approved by the Company's Board of Directors on February 8, 2000.




ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer:

NAME                                AGE     POSITION

Andrew A. Allen                      40     Chief Executive Officer,
                                            Chairman of the Board and Director
E. Steven zum Tobel                  33     President, Treasurer and Director
Farshid Tafazzoli                    27     Chief Information Officer, Director
Derek J. Hernquist                   28     Vice President of Operations,
                                            Secretary and Director
Anthony M. Palermo                   35     Chief Financial Officer
Lothar Mayer                         60     Director
Eldren P. Nalley                     80     Director
Robert A. Scarpetti                  41     Director

ANDREW A. ALLEN. Mr. Allen is our Chairman, Chief Executive Officer and a co-founder. He co-founded the Company in September 1995.Mr. Allen has over 20 years experience working in various capacities in the brokerage industry from sales, marketing, trading, operations, and training at the following firms: Prudential Securities; Speer, Leads & Kellogg; Oppenheimer & Company, and Schonfeld Securities, LLC. Mr. Allen was also a member of the Chicago Board of Options Exchange ("CBOE") from 1985 to 1995 and served on CBOE Appeals Committee.

E. STEVEN ZUM TOBEL. Mr. zum Tobel is our President. Mr. zum Tobel has over 12 years experience relating to the brokerage industry with areas of expertise in financial reporting, compliance, and operations as a certified public accountant and managing partner of zum Tobel & Ling, LLP, an audit and tax practice specializing in the brokerage industry, and as Vice President of Securities Consultants International LLC, a national brokerage consulting firm. Mr. zum Tobel received a B.A. degree in finance and an MBA with a concentration in finance from Florida Atlantic University.

FARSHID TAFAZZOLI. Mr. Tafazzoli is our Chief Information Officer and a co-founder. He co-founded our company in September 1995. Mr. Tafazzoli has over six years experience as a systems specialist in the brokerage industry including positions with Spear, Leeds & Kellogg, the largest specialist firm on the New York Stock Exchange, and Gulfstream Partners. Mr.Tafazzoli received a B.S.in Administrative Studies from Nova Southeastern University.

DEREK J. HERNQUIST. Mr.Hernquist is our Vice President of Operations. Mr. Hernquist has over seven years experience in the brokerage industry beginning with Olde Discount Brokerage and later in his own trading and investing partnership. Mr.Hernquist received a B.A. in finance from the University of Arizona.

ANTHONY M. PALERMO. Mr. Palermo is our Chief Financial Officer. Mr. Palermo has over 11 years experience as a certified public accountant with Ahearn, Jasco + Company, P.A. Mr.Palermo has a B.B.A. degree in accounting from Florida Atlantic University.

ROBERT SCARPETTI. Mr. Scarpetti is a Director and employee of the Company. Mr. Scarpetti has over 15 years experience in the brokerage industry as president of Newport Discount Brokerage, Inc., an NASD registered broker-dealer. In December of 1999, in connection with the Company's acquisition of the principal assets of Newport, Mr. Scarpetti joined us as an employee and Director.

LOTHAR MAYER. Mr. Mayer is a Director of the company. Mr. Mayer is the President of Liberty Hardware Manufacturing Corp., a subsidiary of Masco Corp. (NYSE: MAS). Mr. Mayer has held this position for over 21 years. Mr. Mayer is also a chartered and certified public accountant.

ELDREN P. NALLEY. Mr. Nalley is a Director of the company. He is currently retired but, in addition to serving on our board, serves on the board of directors of Invacare Corp. (NYSE: IVC) and Royal Appliance Manufacturing (NYSE: RAM). Mr. Nalley has served on the boards of Invacare and Royal Appliance for over twenty years.

         There is no family relationship between any of the officers, key employees and directors.

         Directors hold their offices until the next annual meeting of our shareholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death. Officers serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of our shareholders and until their successors have been chosen and qualified.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required when applicable, the Company believes that during the fiscal year ended January 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except with respect to the Forms 3 for Messrs. Scarpetti and Nalley which were filed late on April 4, 2000 due to an administrative oversight.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid by us during the fiscal years ended January 31, 1999 and January 31, 2000 for our Chief Executive Officer and each other executive officer whose annual compensation exceeded $100,000 during said fiscal years (collectively the "Named Executive Officers"). Our directors do not receive compensation for serving in this capacity.



                                      Annual Compensation
                               -------------------------------
                               Fiscal     Salary       Bonus         All Other
Name and Principal Position     Year         $          $(1)        Compensation
---------------------------- ---------- --------- ------------     -------------


Andrew Allen                   2000        200,000      -               -
  Chairman and Chief Executive 1999         74,000     525,000          -
  Officer


Farshid Tafazzoli              2000        193,333      -               -
  Chief Information Officer,   1999         72,000     293,100          -
  Director


E. Steven zum Tobel            2000        120,000      -               -
  President, Treasurer and     1999         60,000      55,000        26,000(3)
  Director (2)

Derek J. Hernquist             2000         38,662      -            495,473(4)
  Vice President of Operations,1999         60,000      82,000          -
  Secretary and Director


(1) We paid $1,460,000 in management bonuses for Fiscal 1999 and $602,000 for Fiscal 1998. Pursuant to new employment agreements effective as of February 1, 1999 for the fiscal year ended January 31, 2000, the compensation of executive shareholder management has been set and limitations have been placed on the amount of bonuses executive shareholder management may receive. See "EMPLOYMENT AGREEMENTS" below.

(2)      Mr. zum Tobel began his employment with the company in March 1998.

(3) Represents the value of shares issued in connection with Mr.zum Tobel's employment.

(4) Represents commissions earned on the Company's net proprietary trading gains and losses.


EMPLOYMENT AGREEMENTS

         We have entered into five-year employment agreements with Messrs. Allen and Tafazzoli which provide for an annual base compensation of $200,000 each and entered into three-year employment agreements with Messrs. zum Tobel and Hernquist which provide for an annual base compensation of $120,000 and $50,000, respectively. These individuals may receive bonuses as the Board of Directors may in its sole discretion from time to time determine. Notwithstanding the foregoing, the employment agreements limit the aggregate amount of bonuses that may be paid to said employees to 5% of pre-tax earnings. Moreover, Messrs. Allen, Tafazzoli, zum Tobel, and Hernquist have agreed not to receive any bonuses until such time as the company earns $3,300,000 in pre-tax earnings in any fiscal year.

         The employment agreements provide for employment on a full-time basis and contain a provision that the employee will not compete or engage in a business competitive with our current or anticipated business during the term of the employment agreement and for a period of one year thereafter.

         The employment agreements of Messrs. Allen and Tafazzoli contain change-in-control provisions. These provisions allow the employee to receive certain additional compensation upon termination of employment following a change in control of the Company. Mr. Tafazzoli has agreed to waive said rights in connection with the pending merger with Omega Research, and Mr. Allen has agreed to an alternative arrangement given his post-merger departure discussed below.

         Mr. zum Tobel received 444,444 shares of common stock in connection with his employment. However, a portion of these shares are subject to redemption by the Company at Mr. zum Tobel's cost basis if Mr. zum Tobel resigns from his employment or is terminated for cause prior to February 28, 2001.

         Upon closing of the merger with Omega Research, the current employment agreements of Messrs. Tafazzoli, zum Tobel and Hernquist shall be
replaced by new  two-year  employment   agreements  which  shall  provide  for
annual  base compensation of $200,000.00,  $150,000.00 and $100,000.00 respectively. Due to personal family matters, Mr. Allen has decided to resign upon closing of the merger with Omega Research. In connection with such resignation, Mr. Allen's employment agreement shall be terminated. Mr. Allen has agreed to waive all rights under his employment agreement in exchange for a severance agreement pursuant to which Mr. Allen shall receive $200,000 upon closing and on $200,000.00 on each of the first and second anniversaries of the closing.

STOCK OPTION PLAN

         Under our 1999 Stock Option Plan (the "1999 Plan"), 1,000,000 shares of common stock are reserved for issuance upon exercise of the options. The 1999 Plan is designed to serve as an incentive for retaining qualified and competent directors, employees, consultants and independent contractors. Options will be granted to certain persons in proportion to their contributions to the overall success of the Company as determined by the Board of Directors or a committee thereof in its sole discretion.

         Our Board of Directors, or a committee thereof, administers and interprets the 1999 Plan and is authorized to grant options thereunder to all eligible employees, including our directors and executive officers (whether current or former employees), as well as consultants and independent contractors. The 1999 Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and nonstatutory stock options. Incentive stock options may only be granted, however, to employees. Options can be granted under the 1999 Plan on the terms and at the prices determined by the Board, or a committee thereof, except that the per share exercise price of incentive stock options granted under the 1999 Plan will not be less than the fair market value of the common stock on the date of grant and, in the case of an incentive stock option granted to a 10% shareholder, the per share exercise price will not be less than 110% of the fair market value as defined in the 1999 Plan. The per share exercise price of nonstatutory stock options granted under the 1999 Plan will not be less than 85% of the fair market value of the common stock on the date of grant.

         Options under the 1999 Plan that would otherwise qualify as incentive stock options will not be treated as incentive stock options to the extent that the aggregate fair market value of the shares covered by the incentive stock options which are exercisable for the first time by any individual during any calendar year exceeds $100,000.

         Options granted under the 1999 Plan will be exercisable after the period or periods specified in the option agreement. Incentive stock options granted to employees will vest in equal installments over a period of five years commencing on the first anniversary of the date of grant. Options granted under the 1999 Plan are not exercisable after the expiration of ten years from the date of the grant and are not transferable other than by will or by the laws of descent and distribution. Adjustments in the number of shares subject to options granted under the 1999 Plan can be made by the Board of Directors or the appropriate committee in the event of a stock dividend or recapitalization resulting in a stock split-up, combination or exchange of shares.

Options Granted During Fiscal Year End January 31, 2000

         All options granted to the Named Executive Officers are stated in the table below. No options have been exercised by any of the Named Executive Officers. All of the options granted to such officers and directors terminate on the ten-year anniversary of their grant dates.

                                      Percent of
                                        Total
                   Number of           Options       Exercise or
                  Securities         Granted to      Base Price
               Underlying Options    Employees in       ($)(sh)      Expiration
      Name          Granted          Fiscal Year                       Date
-------------- ------------------ ---------------- -------------- --------------
Andrew Allen          --                 --              --              -
Farshid Tafazzoli     --                 --              --              -
E. Steven zum Tobel   --                 --              --              -
Derek J. Hernquist    --                 --              --
Anthony M. Palermo  12,500               3%             $7.00         06/11/2009

Aggregate Option Exercises During Fiscal Year End January 31, 2000 and Fiscal Year End Option Values


         The following table provides information regarding the value of all unexercised options held at January 31, 2000 by the Named Executive Officers measured in terms of the closing market price of the Company's Common Stock on January 31, 2000. No Named Executive Officer exercised any stock options during the fiscal year end January 31, 2000.

                       Number of Securities              Value of Unexercised
                      Underlying Unexercised             In-the-Money Options
                  Options At January 31, 2000          At January 31, 2000 (1)
                    Exercisable    Unexercisable      Exercisable  Unexercisable
                   -------------  --------------    -------------- -------------
Andrew Allen             --             --               --                 --
Farshid Tafazzoli        --             --               --                 --
E. Steven zum Tobel      --             --               --                 --
Derek J. Hernquist       --             --               --                 --
Anthony M. Palermo       --            12,500            --             $33,594


(1) Based on a per share price of $9.6875 on January 31, 2000, which was the closing market price of the Company's Common Stock on the last day of the Company's fiscal year, less the exercise price.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT


         The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2000, by (1) each person who owns beneficially more than 5% of our outstanding common stock, (2) each of the Named Executive Officers, and (3) all directors and executive officers as a group.

                                                  Shares Beneficially Owned (1)
                                           -------------------------------------
Name and  Address of Beneficial Owner(2)      Number                Percent
------------------------------------------ --------------- ---------------------

Andrew A. Allen (3)                          2,725,926                 23.4%
Farshid Tafazzoli (4)                        2,725,926                 23.4
E. Steven zum Tobel (5)                        444,444                  3.9
Derek J. Hernquist                             266,666                  2.3
Benedict S. Gambino                          2,725,926                 23.4
Anthony M. Palermo                              -                       0
Lothar Mayer (6)                                22,500                  0
Eldren P. Nalley (7)                            10,000                  0
Robert A. Scarpetti                             -                       0
All Directors and executive officers as
a group (8 persons)                          6,162,962                 53.4%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") that deem shares to be beneficially owned by any person.

(2) The business address of all employee directors, executive officers and Mr. Nalley is c/o the Company, 2700 North Military Trail, Suite 200, Boca Raton, Florida 33431. The business address of Mr. Mayer is 5200 Town Center Circle, Suite 105, Boca Raton, Florida 33486.

(3)      Includes shares held Andrew A. Allen Family Limited Partnership.

(4)      Shares held by Tafazzoli Family Limited Partnership.

(5) Includes shares which may be redeemed by us if Mr. Zum Tobel terminates his employment with the Company on or before February 28, 2001. Shares held by zum Tobel Family Limited Partnership.

(6)      Shares held by Mayer Investments, LP.

(7)      Shares held by Eldren P. Nalley Declaration of Trust DTD.



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS BY SHAREHOLDERS

         In December 1998, Benedict Gambino, one of our shareholders, renewed a subordinated loan to us in the amount of $400,000. The outstanding principal balance and accrued interest was paid in full to Mr. Gambino on November 30, 1999.

         The Company was a co-underwriter of its initial public offering, therefore, it was necessary for the primary shareholders of the Company to provide temporary subordinated loans to the Company during the days prior to the consummation of the initial public offering. On June 6, 1999, Messrs. Allen, Tafazzoli, and Gambino loaned the Company $100,000 each and Mr. zum Tobel loaned the Company $60,000. All of these loans including interest at a rate of 7% per annum were repaid on June 23, 1999.


RIGHT TO REDEEM SHARES OF STEVEN ZUM TOBEL

         In February 1998, we issued 444,444 shares of common stock to Steven zum Tobel as additional consideration for Mr. zum Tobel agreeing to join us. Pursuant to the terms of Mr. zum Tobel's employment agreement, we may redeem a portion of these shares at Mr. zum Tobel's cost basis in the event Mr. zum Tobel resigns from his employment or is terminated with cause, as defined in the Employment Agreement, on or before February 28, 2001. See "Management -- Employment Agreements."

Redeemed Preferred Stock

         On July 14, 1999, the Company redeemed the then outstanding preferred stock held by Mr. Gambino for 110% of the stated value, or $330,000.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents Filed as part of this Report:

(1)      Financial Statements

         Report of Independent Certified Public Accountants by Arthur Andersen
         LLP
         Independent Auditors' Report of Ahearn, Jasco + Company, P.A. Statements of Financial Condition as of January 31, 2000 and 1999 Statements of Income for the Years Ended January 31, 2000 and 1999 Statements of Stockholders' Equity for the Years Ended January 31, 2000 and 1999
         Statements of Cash Flows for the Years Ended January 31, 2000 and 1999 Notes to Financial Statements


(2)      Financial Statement Schedule

         The financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information is included in the consolidated financial statements or notes thereto.


(3)      Exhibits

                           EXHIBIT  DESCRIPTION
2.1      Asset Purchase Agreement dated September 21, 1999(3)
2.2      Agreement and Plan of Merger and Reorganization dated January 19,
         2000(4)
2.3 Amendment to Agreement and Plan of Merger and Reorganization dated March 7, 2000
3.1      Registrant's Amended and Restated Articles of Incorporation, as
         amended(1)
3.2      Registrant's Amended and Restated Bylaws(1)
4.1      Form of Representative's Warrant(1)
4.2      Form of Registrant's Common Stock Certificate(1)
4.3 Designations, Preferences, Rights and Limitations for Series A Redeemable Preferred Stock(1)
10.1     1999 Stock Option Plan(1)
10.2     Employment Agreement with Farshid Tafazzoli*(1)
10.3     Employment Agreement with Andrew Allen*(1)
10.4     Employment Agreement with E. Steven zum Tobel*(1)
10.5     Employment Agreement with Derek Hernquist*(1)
10.6 Office Lease dated August 13, 1998 between Registrant and Highwoods/Florida Holdings, L.P.(1)
10.7 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers(1)
10.8     Clearing Agreement with Bear Stearns Securities Corp.(1)
10.9     Addendum to Andrew A. Allen's Employment Agreement*(2)
10.10    Addendum to Farshid Tafazzoli's Employment Agreement*(2)
10.11    Employment Agreement with Robert Scarpetti*(3)
10.12    Non-Compete Agreement with Robert Scarpetti(3)
10.13    Employment Agreement with Raymond Chodkowski* (3)
10.14    Non-Compete Agreement with Raymond Chodkowski(3)
16.1     Letter  on Change in Certifying Accountant (5)
27       Financial Data Schedule
                           --------------------------------------
 * Compensation Plan or Arrangement
(1) Previously filed as part of Registration Statement No. 333-75119 on Form
    SB-2
(2) Previously filed as part of Form 10-QSB for the quarter ended April 30, 1999
(3) Previously filed as part of Form 8-K on December 21, 1999
(4) Previously filed as part of Form 8-K on January 19, 2000
(5) Previously filed as part of Form 8-K on February 11, 2000


(4)      Reports on Form 8-K

                           On December 21, 1999, a Current Report on Form 8-K was filed with the Commission reporting the acquisition of certain assets of Newport Discount Brokerage, Inc.

                           On January 28, 2000, a Current Report on Form 8-K was filed with the Commission reporting the Agreement and Plan of Merger and Reorganization with Omega Research, Inc.

                           On February 11, 2000, a Current Report on Form 8-K was filed with the Commission reporting the change in the Company's independent auditor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                By:      /s/  Andrew A. Allen
                               -------------------------------------------------
                                         Andrew A. Allen
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

Dated:  April 6, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Andrew A. Allen                   Chairman of the Board,      April 6, 2000
---------------------------------------Chief Executive Officer
Andrew A. Allen                        and Director

/s/  E. Steven zum Tobel               President and Director      April 6, 2000
---------------------------------------
E. Steven zum Tobel

/s/  Farshid Tafazzoli                  Chief Information Officer  April 6, 2000
----------------------------------------and Director
Farshid Tafazzoli

/s/  Derek J. Hernquist                 Vice President of          April 6, 2000
----------------------------------------operations, Secretary
Derek J. Hernquist                      and Director

/s/  Anthony M. Palermo                 Chief Financial Officer    April 6, 2000
----------------------------------------
Anthony M. Palermo

/s/  Lothar Mayer                       Director                   April 6, 2000
----------------------------------------
Lothar Mayer

/s/  Eldren P. Nalley                   Director                   April 6, 2000
----------------------------------------
Eldren P. Nalley

/s/  Robert A. Scarpetti                Director                   April 6, 2000
----------------------------------------
Robert A. Scarpetti

                                            ONLINETRADINGINC.COM CORP.









                                TABLE OF CONTENTS


                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1 through F-2

FINANCIAL STATEMENTS

        Statements of Financial Condition                                    F-3

        Statements of Income                                                 F-4

        Statement of Changes in Stockholders' Equity                         F-5

        Statements of Cash Flows                                 F-6 through F-7

NOTES TO FINANCIAL STATEMENTS                                   F-8 through F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To onlinetradinginc.com corp.:

We have audited the accompanying statement of financial condition of onlinetradinginc.com corp. (a Florida Corporation, formerly doing business as Online Trading, Inc.) as of January 31, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of onlinetradinginc.com corp. as of January 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/Arthur Andersen LLP
Arthur Andersen LLP


Fort Lauderdale, Florida,
   March 15, 2000.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors onlinetradinginc.com corp.

We have audited the accompanying statement of financial condition of onlinetradinginc.com corp. (the "Company") as of January 31, 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of onlinetradinginc.com corp. as of January 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                          /s/AHEARN, JASCO + COMPANY, P.A.
                                         ---------------------------------------
                                          AHEARN, JASCO + COMPANY, P.A.
                                          Certified Public Accountants

Pompano Beach,Florida
March 2, 1999, except for Note 10, for
which the date is March 25, 1999

                           ONLINETRADINGINC.COM CORP.
                        STATEMENTS OF FINANCIAL CONDITION
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                 2000               1999
                                                                                           --------------     --------------

                                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                $ 15,127,790        $ 1,005,944
   Receivable from clearing organization                                                         759,183            572,433
   Securities owned, at market value                                                             155,012            381,084
   Other current assets                                                                          103,987             15,583
                                                                                           --------------     --------------

          TOTAL CURRENT ASSETS                                                                16,145,972          1,975,044

PROPERTY AND EQUIPMENT, net                                                                      400,776            136,146

INTANGIBLE ASSET, net                                                                          2,592,600                  -

OTHER ASSETS                                                                                     221,456             43,398
                                                                                           --------------     --------------

          TOTAL ASSETS                                                                      $ 19,360,804        $ 2,154,588
                                                                                           ==============     ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease                                                             $ 39,944                $ -
   Accounts payable and accrued liabilities                                                    1,291,317            948,422
   Income taxes payable                                                                          653,141             38,230
   Securities sold but not yet purchased, at market value                                         25,938                  -
                                                                                           --------------     --------------

          TOTAL CURRENT LIABILITIES                                                            2,010,340            986,652
                                                                                           --------------     --------------

DEFERRED INCOME TAXES                                                                             34,300             15,400
                                                                                           --------------     --------------

CAPITAL LEASE PAYABLE, net of current portion                                                     72,131                  -
                                                                                           --------------     --------------

SUBORDINATED LOANS                                                                                     -            525,000
                                                                                           --------------     --------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.01 par value;  1,000,000 shares  authorized;  issued and outstanding, none in 2000 and 300 shares of Series A, stated value
     $1,000, voting, redeemable at 110% of par stated value in 1999                                    -            300,000
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     issued and outstanding, 11,476,388 in 2000 and 8,888,888 and 1999                           114,763             88,888
   Additional paid-in capital                                                                 15,943,179            103,063
   Retained earnings                                                                           1,186,091            135,585
                                                                                           --------------     --------------

          TOTAL STOCKHOLDERS' EQUITY                                                          17,244,033            627,536
                                                                                           --------------     --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 19,360,804        $ 2,154,588
                                                                                           ==============     ==============

 The accompanying notes to financial statements are an integral part of these statements.

                           ONLINETRADINGINC.COM CORP.
                              STATEMENTS OF INCOME
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------





                                                                                                2000               1999
                                                                                           --------------     --------------


REVENUES:
   Commissions                                                                               $ 9,471,435        $ 5,525,427
   Net dealer inventory and investment gains and losses                                        1,129,493            328,495
   Interest and dividends                                                                        603,978             36,021
   Interest revenue sharing                                                                      295,934            102,121
   Other                                                                                         190,000                  -
                                                                                           --------------     --------------
                          TOTAL REVENUES                                                      11,690,840          5,992,064
                                                                                           --------------     --------------

OPERATING EXPENSES:
   Employee compensation and benefits                                                          5,340,165          3,356,688
   Clearing and other transaction costs                                                        3,012,284          2,002,055
   Occupancy and administration                                                                1,093,248            406,814
   Product development                                                                           279,387                  -
   Interest expense                                                                               51,863             36,566
   Depreciation and amortization                                                                 131,163             29,918
                                                                                           --------------     --------------
                          TOTAL OPERATING EXPENSES                                             9,908,110          5,832,041
                                                                                           --------------     --------------

          INCOME BEFORE INCOME TAXES                                                           1,782,730            160,023

PROVISION FOR INCOME TAXES                                                                       702,224             52,080
                                                                                           --------------     --------------

          NET INCOME                                                                         $ 1,080,506          $ 107,943
                                                                                           ==============     ==============


EARNINGS PER SHARE:
   Basic                                                                                          $ 0.10             $ 0.01
                                                                                           ==============     ==============
   Diluted                                                                                        $ 0.10             $ 0.01
                                                                                           ==============     ==============

   Weighted average common shares outstanding - basic                                         10,522,889          8,857,230
                                                                                           ==============     ==============
   Weighted average common shares outstanding - diluted                                       10,630,263          8,857,230
                                                                                           ==============     ==============








 The accompanying notes to financial statements are an integral part of these statements.

                           ONLINETRADINGINC.COM CORP.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------












                                   Series A
                     Preferred Stock Common Stock Additional
                 ------------------------ -------------------------
                 ------------------------ -------------------------
                                    Shares     Amount at      Shares      Amount at     Paid-In       Retained
                                    Issued    Stated Value    Issued      Par Value     Capital       Earnings        Total
                                  ---------- ------------- ------------- ----------- -------------- ------------- -------------


 BALANCE, January 31, 1998              300     $ 300,000     8,444,444    $ 84,444       $ 81,507      $ 27,642     $ 493,593

 Common stock granted to officer          -             -       444,444       4,444         21,556             -        26,000

 Net income                               -             -             -           -              -       107,943       107,943
                                  ---------- ------------- ------------- ----------- -------------- ------------- -------------

 BALANCE, January 31, 1999              300       300,000     8,888,888      88,888        103,063       135,585       627,536

 Issuance of common stock for cash        -             -     2,587,500      25,875     15,785,016             -    15,810,891

 Redemption of preferred stock         (300)     (300,000)            -           -              -       (30,000)     (330,000)

 Options and warrants granted to
   non-employees                          -             -             -           -         55,100             -        55,100

 Net income                               -             -             -           -              -     1,080,506     1,080,506
                                  ---------- ------------- ------------- ----------- -------------- ------------- -------------

 BALANCE, January 31, 2000                -           $ -    11,476,388   $ 114,763   $ 15,943,179   $ 1,186,091  $ 17,244,033
                                  ========== ============= ============= =========== ============== ============= =============
















 The accompanying notes to financial statements are an integral part of these statements.

                           ONLINETRADINGINC.COM CORP.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                               2000               1999
                                                                                           --------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $ 1,080,506          $ 107,943
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                             131,163             29,918
       Common stock granted to officer                                                                 -             26,000
       Loss on disposal of assets                                                                 38,706                  -
       Deferred income taxes                                                                      18,900             13,850
       Changes in operating assets and liabilities:
          Receivable from clearing organization                                                 (186,750)          (271,533)
          Securities owned at market value                                                       226,072            302,251
          Other current assets                                                                   (88,404)           (15,022)
          Other assets                                                                          (125,585)                 -
          Accounts payable and accrued expenses                                                  342,895            737,312
          Income taxes payable                                                                   614,911             38,230
          Securities sold but not yet purchased, at market value                                  25,938           (131,782)
                                                                                           --------------     --------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                            2,078,352            837,167
                                                                                           --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                                    3,600                  -
   Cash paid for intangible asset                                                             (2,682,000)                 -
   Purchase of property and equipment                                                           (234,097)           (48,891)
   Other assets                                                                                        -            (25,667)
                                                                                           --------------     --------------

          NET CASH USED IN INVESTING ACTIVITIES                                               (2,912,497)           (74,558)
                                                                                           --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                     15,810,891                  -
   Proceeds from issuance of common stock warrants                                                   100                  -
   Proceeds from issuance of subordinated loans                                                  360,000             25,000
   Repayment of subordinated loans                                                              (885,000)                 -
   Redemption of preferred stock                                                                (330,000)                 -
                                                                                           --------------     --------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                           14,955,991             25,000
                                                                                           --------------     --------------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                                           14,121,846            787,609

CASH AND CASH EQUIVALENTS, beginning of year                                                   1,005,944            218,335
                                                                                           --------------     --------------

CASH AND CASH EQUIVALENTS, end of year                                                      $ 15,127,790        $ 1,005,944
                                                                                           ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                                   $ 75,279                $ -
                                                                                           ==============     ==============
   Cash paid for interest                                                                       $ 57,806           $ 35,831
                                                                                           ==============     ==============


       (continued)

                                                                             F-6
                           ONLINETRADINGINC.COM CORP.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------


       (continued)




SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

During the year ended January 31, 2000, the Company acquired $112,075 of office furniture and equipment through a capital lease. During the year ended January 31, 2000, the Company granted 40,000 options valued at $55,000 to acquire a domain name.







































 The accompanying notes to financial statements are an integral part of these statements.

                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation
               Online Trading, Inc. was incorporated in the State of Florida on September 7, 1995 and operates as a registered securities broker/dealer under the rules of the National Association of Securities Dealers ("NASD"). In February 1999, the Company changed its name to onlinetradinginc.com corp.(the "Company"). The Company is headquartered in Boca Raton, Florida and has branch offices in Massachusetts, Pennsylvania and Ohio.
               The Company manages its customer accounts through Bear Stearns Securities Corp., and US Clearing Corporation (collectively, the "Clearing Firms") on a fully disclosed basis. The Clearing Firms provide services, handle the Company's customers' funds, hold securities, and remits monthly activity statements to the customers on behalf of the Company. The amount receivable from brokers and dealers relates to commissions earned by the Company for trades executed by the Clearing Firms on behalf of the Company.
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Marketable Securities
               Marketable securities are valued at market value and securities not readily marketable (if any) are valued at fair value as determined by the board of directors. The resulting difference between cost and market (or fair value) is included in the statements of income.

      Property and Equipment
               Furniture, equipment and leasehold improvements are recorded at cost and depreciated over the estimated useful lives of those assets using the straight-line and accelerated methods. Expenditures for routine maintenance and repairs are charged to expenses as incurred.

      Intangible Asset
               The intangible asset is a result of the acquisition as described in Note 13, and is being amortized on a straight-line basis over five years.

      Long-Lived Assets
               The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended January 31, 2000 and 1999, there were no write-downs in value.

      Securities Transactions
               Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they settled. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers' securities transactions are reported on a settlement date basis to the customer with related commission income and expenses reported on a trade date basis.
                                                                             F-8
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Commissions
               Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

      Advertising
               The costs of advertising, promotion, and marketing programs are charged to operations in the year incurred. Such expense items totaled $103,000 and $30,382, respectively, for the years ended January 31, 2000 and 1999.

      Cash and Cash Equivalents
               Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents consist primarily of money market funds and commercial paper with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

      Fair Value of Financial Instruments
               Cash, accounts receivable, and accounts payable and accrued expenses are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's subordinated loans payable, as described in Note 7, and the Company's capital lease obligation, as described in Note 8, are the same as the recorded amounts because rates and terms approximate current market conditions.

      Income Taxes
               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements and tax returns.

      Earnings Per Share
               Earnings per share is calculated in accordance with SFAS No. 128, "Earnings Per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share."










                                                                             F-9

                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Comprehensive Income
               In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as and adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company had no items of other comprehensive income. Comprehensive income is the same as net income for all periods presented herein.

      Segment Information
               The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 31, 1999. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. The Company operates its business as a single segment. As a result, no additional disclosure was required.

      Recent Accounting Standards
               In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ending January 31, 2002. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.


NOTE 2 - NET CAPITAL REQUIREMENTS

               The Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of January 31, 2000, the Company had net capital of $14,051,801, which was $13,914,699 in excess of its required net capital of $137,102.


NOTE 3 - PENSION PLAN

               The Company had maintained a "SIMPLE" retirement plan for all eligible employees. Eligible employees may contribute up to $500 per month for which the Company will match dollar-for-dollar, up to 3% of the employees' compensation. Contributions by the Company under this plan totaled $39,928 and $46,987 for the years ended January 31, 2000 and 1999, respectively. Effective December 31, 1999, the Company decided to terminate the plan.
                                                                            F-10
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------




NOTE 3 - PENSION PLAN (continued)

               Effective January 15, 2000, the Company started a defined contribution 401(k) plan. Eligible employees can contribute up to 15% of their eligible salary for which the Company will match fifty percent up to $2,500. Contributions by the Company under this plan totaled $6,658 for the year ended January 31, 2000.



NOTE 4 - SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED

               Securities owned and securities sold but not yet purchased consist of marketable trading and investment securities at quoted market values. These securities consist of the following:

                                                  2000                              1999
                                          ------------------------------    ------------------------------
                                                              Sold                              Sold
                                                             Not Yet                           Not Yet
                                             Owned          Purchased          Owned          Purchased
                                          -------------   --------------    -------------   --------------


Corporate stocks                              $  5,200         $ 25,938        $ 224,428    $        -
Obligations of U.S. Government                 149,812              -            156,656           -
                                          -------------   --------------    -------------   --------------

          Total                               $155,012         $ 25,938        $ 381,084    $        -
                                          =============   ==============    =============   ==============



NOTE 5 - PROPERTY AND EQUIPMENT

               Property and equipment consist of the following at January 31, 2000 and 1999:

                                                        2000               1999
                                                    -----------       ----------

Computers, software, and equipment                  $ 307,915          $ 145,009
Furniture and fixtures                                122,784             36,651
Leasehold improvements                                 38,773             14,521
                                                    -----------       ----------
          Total cost                                  469,472            196,181
Less:  Accumulated depreciation                       (68,696)          (60,035)
                                                    -----------       ----------

          Property and equipment, net               $ 400,776          $ 136,146
                                                    ===========       ==========

               Depreciation expense for the years ended January 31, 2000 and 1999 was $39,236 and $29,918, respectively.




                                                                            F-11
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

               Accounts payable and accrued liabilities at January 31, 2000 and 1999 consist of the following:

                                                     2000              1999
                                                ----------------   -------------

Accounts payable                                       $ 497,694       $ 163,074
Accrued liabilities:
   Research fees                                         177,918         124,828
   Payroll, and related expenses                         521,115         644,148
   Clearing deposit                                       50,000         -
   Professional fees and other                            44,590          16,372
                                                ----------------   -------------

          Total                                       $1,291,317       $ 948,422
                                                ================   =============


NOTE 7 - SUBORDINATED LOANS

               The borrowings under subordinated agreements as of January 31, 1999 is as follows:


     Subordinated  equity  loan with a  shareholder,  unsecured,  at a rate of 5%
     with a scheduled  maturity on February 11, 2002.  This loan was paid in full
     on November 30, 1999.                                                                   $400,000

     Subordinated loan, unsecured,  at a rate of 5% with a scheduled maturity on
     February 1, 2000. This loan was paid in full on July 2, 1999.
                                                                                              100,000

     Subordinated  loan,  unsecured,  at a rate of 6%. This loan was paid in full
     on its scheduled maturity of August 31, 1999.                                             25,000
                                                                                        --------------

                                                                                            $ 525,000
                                                                                        ==============

               By being designated as subordinated, these loans were available in computing net capital under the SEC's uniform net capital rule at January 31, 1999.


NOTE 8 - CAPITAL LEASE

               On December 1, 1999, the Company entered into a capital lease for office furniture, computer equipment and phone system. As of January 31, 2000, the leasing company had funded $112,075 representing a portion of the total furniture and computer equipment to be received. The balance of the equipment totaling $180,450 was not received as of January 31, 2000 and accordingly, not included in the statement of financial condition. The lease is to be paid over 36 months with an estimated monthly payment expected to commence on April 1, 2000 of $8,698 with a final payment of 7% of the original invoice amounts.
                                                                            F-12
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999

--------------------------------------------------------------------------------



NOTE 8 - CAPITAL LEASE (continued)

               Anticipated future minimum payments based on the amount of furniture and equipment received are as follows:

              Year ending
              January 31,
-----------------------------------------

                  2001                   $  39,944
                  2002                      39,944
                  2003                      39,944
                  2004                       7,845
                                         -------------

Total payments                             127,677

Less: amount representing interest         (15,602)
                                         -------------

Original capitalized cost                 $112,075
                                         =============


NOTE 9 - INCOME TAXES

               A summary of the income tax provision for the years ended January 31, 2000 and 1999 is as follows:

                                                                          2000          1999
                                                                      -------------  ------------

                          Current taxes:
                             Federal                                     $ 587,587       $29,730
                             State                                          95,737         8,500
                                                                      -------------  ------------

                                  Total current taxes                      683,324        38,230
                                                                      -------------  ------------

                          Deferred tax provision:
                             Federal                                        16,000        10,800
                             State                                           2,900         3,050
                                                                      -------------  ------------

                                  Total deferred tax provision              18,900        13,850
                                                                      -------------  ------------

                                  Total income tax provision             $ 702,224       $52,080
                                                                      =============  ============








                                                                            F-13
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




NOTE 9 - INCOME TAXES (continued)

               Temporary   differences  between  the  reported  amounts  in  the
      financial statements and tax bases of assets and liabilities that give rise to the deferred income tax liabilities relate to the following:

                                                                    2000             1999
                                                                -------------     -----------

Property and equipment, due to differences in
  depreciation                                                  $  60,000           $ 15,400
Intangible asset, due to differences in amortization                (25,700)          -
                                                                -------------     -----------

        Net deferred income tax liability                       $  34,300           $ 15,400
                                                                =============     ===========


               The effective income tax rate varied from the statutory Federal tax rate as follows:

                                                                           2000         1999
                                                                         ---------    ----------


Federal statutory rate                                                      35.0%         34.0%
State income taxes, net of federal income tax effect                         4.5           5.3
Other, including permanent differences, non-deductible


 Adjustments to deferred taxes
   expenses and the effect of the rate brackets                             (.1)          (6.8)

                                                                         ---------    ----------

          Effective income tax rate                                         39.4%         32.5%
                                                                          =========    ==========


NOTE 10 - STOCKHOLDERS' EQUITY

      (a) Capital Stock
               On March 24, 1999, the shareholders and Directors affected an amendment to the Company's articles of incorporation to change the number of authorized common shares to 30,000,000 with a par value per share of $0.01 and to change the number of authorized preferred shares to 1,000,000 with a par value of $0.01 per share. Prior to that date, the Company had 1,000 authorized common shares with no par value and authorized preferred shares of 300,000 with a stated value per share of $1,000. All of the shares outstanding at that date were converted into 8,000,000 shares of the new $0.01 par value common stock, and into 300 shares of Series A preferred stock, stated value $1,000 per share.
               On April 3, 1999, a stock split of 11.11111 shares for each 10 shares of common stock outstanding was effected. All of the common shares outstanding at that date were converted into 8,888,888 shares.
               On May 8, 1999, the shareholders and Directors affected an amendment to the Company's articles of incorporation to change the number of authorized common shares to 100,000,000 with a par value per share of $0.01. The effect of the stock split has been retroactively reflected in the accompanying financial statements.
               Each holder of the new $0.01 par value common stock is entitled to one vote for each share held on all matters presented to a vote of shareholders, including the election of directors.


                                                                            F-14
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------



NOTE 10 - STOCKHOLDERS' EQUITY (continued)

               Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to this stock.
               The Company's Directors have the authority to issue 1,000,000 shares of the new $0.01 par value preferred stock in one or more series and to fix, by resolution, conditional, full, limited or no voting powers, and the designations, preferences and relative, participating, optional or other special rights, if any, and the qualifications, limitations or restrictions thereof, if any, including the number of shares in the series (which the Board may increase or decrease as permitted by Florida law), liquidation preferences, dividend rates, conversion or exchange rights, redemption provisions of the shares constituting any series and such other special rights and protective provisions with respect to any class or series as the Board may deem advisable without any further vote or action by the shareholders. Any shares of preferred stock so issued could have priority over the common stock with respect to dividend or liquidation rights or both and could have voting and other rights of shareholders.
               The Board has authorized and issued a Series A preferred with the following terms: 300 shares with a stated value of $1,000 per share, one vote per share, and redeemable at 110% of stated value at the option of the Company. In July 1999, the Company redeemed all of the then outstanding preferred stock.

      (b) Initial Public Offering
               The Company completed its initial public offering (the "IPO") by issuing 2,587,500 shares of common stock (including 337,500 shares to cover over-allotments), $0.01 par value (the "IPO Shares") on June 11, 1999. The IPO shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-75119; effective date June 11, 1999) through a syndicate of underwriters, the principal representatives of which were Werbel-Roth Securities, Inc., onlinetradinginc.com corp., Seaboard Securities, Inc. and The Agean Group, Inc.
               The IPO shares were offered and sold by the underwriters at an initial public offering price of $7.00 per share, resulting in aggregate gross offering proceeds of $18,112,500, net concession and management fee proceeds for participation in the underwriting of the IPO of $189,867 and net proceeds to the Company of $15,810,891.

               The Company incurred offering expenses in connection with this offering as follows:

Underwriting discounts and commissions                    $ 1,539,563
Expenses paid to/for underwriters                             486,461
Other offering expenses                                       465,452
                                                       ---------------

                                                          $ 2,491,476
                                                       ===============

               Except for the concessions earned by the Company as a result of participating in the underwriters syndicate, none of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.
               In conjunction with the IPO, the Company issued 225,000 warrants to the underwriters for $100. The warrants have an exercise price of $11.55 (165% of the $7.00 IPO price).

                                                                            F-15
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------



NOTE 11 - EARNINGS PER SHARE

               Weighted average shares outstanding for the years ended January 31, 2000 and 1999 are calculated as follows:

                                                                       2000           1999
                                                                   -------------   ------------


   Weighted average shares outstanding (basic)                       10,522,889      8,857,230
   Impact of dilutive options and warrants after
     applying the treasury stock method                                 107,374         -
                                                                   -------------   ------------

    Weighted average shares outstanding (diluted)                    10,630,263      8,857,230
                                                                   =============   ============

   Options and warrants outstanding which are not included in the calculation of diluted earnings per share because of their impact
     is antidultive                                                     384,000          -
                                                                   =============   ============


NOTE 12 - STOCK OPTIONS

               In June 1999, the Company adopted the 1999 Stock Option Plan. Pursuant to the terms of this plan, employees, non-employee directors, consultants and independent contractors are eligible to receive options to purchase common stock. Up to 1,000,000 shares may be issued under the plan and will be drawn from either authorized but previously unissued shares or from treasury shares. Options granted under this plan are granted at the fair market value of the common stock at the date of grant. In general, the employee options become exercisable over a five-year period beginning June 11, 2000. All options expire ten years after the date of grant.

               The Company has granted the following options:

                                                               Option Price Per Share
                                                       ---------------------------------------
                 Type                       Shares         Low          High       Weighted
---------------------------------------- ------------- ------------- ------------ ------------

Employee                                      390,500       $  7.00      $ 11.93      $  8.37
Non-employee directors                         40,000       $  7.00      $ 11.31      $  9.16
Non-employee consultants                       40,000       $ 13.50      $ 13.50      $ 13.50

               No stock options have been exercised during the year ended January 31, 2000.

               The  Company,  as  permitted  by SFAS No.  123,  applies  the APB
      Opinion No. 25 for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net income (and pro forma earnings per share on a diluted basis) for the year ended January 31, 2000 would have been $919,424 (.07 per share). The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate - 6%; dividend yield - 0%; volatility factor - 70%; and weighted average life (years) - 5.
                                                                            F-16
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




NOTE 13 - ACQUISITION

               On December 6, 1999, the Company acquired certain intangible assets of Newport Discount Brokerage, Inc. ("Newport") pursuant to an Asset Purchase Agreement dated September 21, 1999 (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, the Company purchased all of Newport's right, title and interest in and to its clients. The total consideration paid by the Company in connection with this acquisition included cash of $2,682,000 and up to 125,000 shares of the Company's common stock.
               Issuance and delivery of the common stock consideration is contingent upon the acquired assets achieving certain revenue goals and maintaining customer accounts within one year from closing. For accounting purposes, the transaction was treated as a purchase. The Company recorded an intangible asset of $2,682,000 in connection with this acquisition, which is being amortized over five years. Amortization expense for the year ending January 31, 2000 was $89,400.


NOTE 14 - CONCENTRATIONS AND CREDIT RISKS

      Financial Instruments With Off-Balance Sheet Risk

               The Company will periodically sell securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at January 31, 2000, at market values of the related securities. As of January 31, 1999, the Company had none of these transactions outstanding.
               The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers' accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance-sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer's obligations.
               The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company and its clearing firm monitor required margin levels daily and, pursuant to such guidelines, require the customers to deposit additional collateral or to reduce positions when necessary.
               The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customers obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes credit limits for such activities and monitors compliance on a daily basis.

                                                                            F-17
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




NOTE 14 - CONCENTRATIONS AND CREDIT RISKS (continued)

      Concentrations of Credit Risk
                  The Company is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

      Operating Leases

               The Company is obligated under four non-cancelable operating leases for office space with expiration dates ranging from February 2000 to February 2007. The Company subleases space to three unrelated entities in its corporate headquarters. On March 2, 1999, the Company entered into a three year operating lease for office furniture and equipment.

               Rent expense for the years ended January 31, 2000 and 1999 was as follows:

                                             2000              1999
                                        --------------     --------------

Base rent - office space                $    259,655          $  119,705
Sublease income                             (118,975)            (14,300)
Base rent - furniture & equipment             73,020               -
                                        --------------     --------------

Rent expense, net                       $    213,700          $  105,405
                                        ==============     ==============

               As of January 31, 2000, future minimum rental payments required under the leases are as follows:

   Year ending            Rental          Sublease         Net Minimum
   January 31,           Payments         Payments          Payments
-------------------  -----------------  --------------  ------------------

       2001                 $ 381,216       $ 119,300          $  261,916
       2002                   394,546         124,072             270,474
       2003                   340,335         129,034             211,301
       2004                   335,983         134,196             201,787
       2005                   321,379         139,564             181,815
    Thereafter                703,567         308,718             394,849
                     -----------------  --------------  ------------------

                          $ 2,477,026       $ 954,884         $ 1,522,142
                     =================  ==============  ==================




                                                                            F-18
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




NOTE 15 - COMMITMENTS AND CONTINGENCIES (continued)

      Litigation

                  The Company has been named in a civil action by a former customer alleging excessive trading and commissions, violation of Massachusetts General Laws c.93A ss. and c.110A ss.ss.101 and 102 and violation of NASD conduct rules. The claimant is seeking total alleged damages of $566,345 plus interest, costs, fees, and treble damages. The Company's attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division, where the matter is currently pending and awaiting ruling on our motion to compel arbitration.
               The case is in the early stages and no estimate of a potential liability against the Company, if any, can be determined at this time. Management believes the case to be completely without merit and intend to present a vigorous defense and to seek reimbursement for all costs and fees associated with our defense.
               In addition, from time to time, the Company may become engaged in ordinary routine litigation and/or arbitration incidental to its business. The Company does not believe that such ordinary routine litigation/arbitration would have a material adverse effect on its financial position or results of operations.

                                 FIRST AMENDMENT
                                       TO
                 AGREEMENT AND PLAN OF MERGER AND REORGANIZATION


         This First Amendment ("Amendment") hereby amends effective March 7, 2000 the Agreement and Plan of Merger and Reorganization (the "Plan of Merger"), dated January 19, 2000, by and among Omega Research, Inc., a Florida corporation ("Omega"), onlinetradinginc.com corp., a Florida corporation ("Online"), Online Trading Group, Inc., a Florida corporation("Newco"), Omega Acquisition Corporation, a Florida corporation and wholly owned subsidiary of Newco ("Omega Merger Sub"), and Onlinetrading Acquisition Corporation, a Florida corporation and wholly owned subsidiary of Newco ("Online Merger Sub"). Capitalized terms not otherwise defined herein shall have the respective meanings set forth in the Agreement.

         WHEREAS, the parties entered into the Agreement on January 19, 2000;
          and

         WHEREAS, the parties desire to amend the terms of the Agreement to incorporate the terms herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree that the Agreement shall be amended as follows:

1. Section 1.4 (a) shall be amended and restated in its entirety to read as follows:

                           "(a) At the Effective Time, the Articles of Incorporation (the "Omega Articles of Incorporation") of Omega Merger Sub, as in effect immediately prior to the Effective Time, shall be the Articles of Incorporation of the Omega Surviving Corporation; provided, however, that Article I of the Omega Articles of Incorporation shall be amended to read as follows: "The name of the corporation is Omega Research, Inc."

2. Section 1.4 (c) shall be amended and restated in its entirety to read as follows:

                           "(c) At the Effective Time, the Articles of Incorporation (the "Online Articles of Incorporation") of Online Merger Sub, as in effect immediately prior to the Effective Time, shall be the Articles of Incorporation of the Online Surviving Corporation; provided, however, that Article I of the Online Articles of Incorporation shall be amended to read as follows: "The name of the corporation is OnlineTrading.com, Inc."

G:\DMS\72521\13003\0280835.01
                                                         2

                  3. The parties hereto hereby authorize and consent to the filing of an amendment to the Articles of Incorporation of Newco pursuant to which Article I of the Articles of Incorporation shall be amended to change the name of Newco to "OnlineTrading.com Group, Inc." and, upon such filing with the Secretary of State of the State of Florida, all references to "Online Trading Group, Inc." in the Agreement and any and all other agreements and instruments entered into between or among the parties hereto in connection therewith shall be modified to reflect the name change to "OnlineTrading.com Group, Inc."

                  4. Except as otherwise specifically set forth in this Amendment, the Agreement shall remain in full force and effect in accordance with the terms thereof. This Amendment shall be governed by and construed in accordance with the laws of the State of Florida. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts and all said counterparts taken together, shall be deemed to constitute one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered effective as of the day and year first written above.


ONLINETRADINGINC.COM CORP.                  OMEGA RESEARCH, INC.

By:    /s/ Steven zum Tobel                 By:       /s/ Ralph L. Cruz
Name:  Steven zum Tobel                     Name:     Ralph L. Cruz
Title:    President                         Title:    Co-Chief Executive Officer



ONLINE TRADING GROUP, INC.                  OMEGA ACQUISITION CORPORATION

By:    /s/ Ralph L. Cruz                    By:       /s/        Ralph L. Cruz
Name:  Ralph L. Cruz                        Name:     Ralph L. Cruz
Title: Co-Chief Executive Officer           Title:    Co-Chief Executive Officer



ONLINETRADING ACQUISITION CORPORATION

By:    /s/ Ralph L. Cruz
Name:  Ralph L. Cruz
Title: Co-Chief Executive Officer