Form 10QSB
period 2000-04-30
ONLINETRADINGINC COM CORP
filed 2000-06-13
CIK 1082690

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

                 For the quarterly period ended April 30, 2000

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

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         On June 7, 2000 the registrant had 11,476,388 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__
                           onlinetradinginc.com corp.


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Statements of Income (unaudited) for the Three Months
         Ended April 30, 2000 and 1999                                         1

         Statements of Financial Condition as of April 30, 2000 (unaudited)
         and January 31, 2000                                                  2

         Statement of Changes in Stockholders' Equity (unaudited) for the
         Three Months Ended April 30, 2000                                     3

         Statements of Cash Flows (unaudited) for the Three Months Ended
         April 30, 2000 and 1999                                               4

         Notes to Financial Statements                                       5-7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-12


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                13

    Item 2.  Changes in Securities and Use of Proceeds                        13

    Item 6.  Exhibits and Reports on Form 8-K                                 14

    Signatures                                                                14
                                              onlinetradinginc.com corp.
                                                Statements of Income
                                                    (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               April 30,
                                                                             --------------------------------------------
                                                                                   2000                      1999
                                                                             ------------------        ------------------

         Revenues
           Commissions                                                             $ 4,006,514               $ 2,059,756
           Investment gains, net                                                       197,675                   314,909
           Interest - revenue sharing                                                  129,158                    58,598
           Interest and dividends                                                      269,436                    11,844
                                                                             ------------------        ------------------
                                                                                     4,602,783                 2,445,107
                                                                             ------------------        ------------------

         Expenses
           Employee compensation and benefits                                        1,752,754                 1,189,208
           Clearing and other transaction costs                                      1,200,303                   610,440
           Occupancy and administrative                                                521,554                   239,489
           Product development                                                         200,204                         -
           Interest expense                                                             11,516                     6,745
           Depreciation and amortization                                               155,744                     8,744
                                                                             ------------------        ------------------
                                                                                     3,842,075                 2,054,626
                                                                             ------------------        ------------------

         Income before income taxes                                                    760,708                   390,481

         Income tax provision                                                          293,604                   150,338
                                                                             ------------------        ------------------

         Net Income                                                                  $ 467,104                 $ 240,143
                                                                             ==================        ==================

         Earnings Per Share
           Basic                                                                     $    0.04                 $    0.03
                                                                             ==================        ==================
           Diluted                                                                   $    0.04                 $    0.03
                                                                             ==================        ==================
         Weighted average common shares outstanding
           Basic                                                                    11,476,388                 8,888,888
                                                                             ==================        ==================
           Diluted                                                                  11,497,950                 8,888,888
                                                                             ==================        ==================


















                                 See accompanying notes to financial statements.

                                              onlinetradinginc.com corp.
                                          Statements of Financial Condition




                                                                                         April 30, 2000           January 31, 2000
                                                                                       -------------------       -------------------
                                                                                           (unaudited)
ASSETS

      Current Assets
          Cash and cash equivalents                                                          $ 11,349,106              $ 15,127,790
          Receivable from clearing organization                                                   669,919                   759,183
          Securities owned, at market value                                                     4,163,794                   155,012
          Other current assets                                                                    272,436                   103,987
                                                                                       -------------------       -------------------
      Total Current Assets                                                                     16,455,255                16,145,972

      Property and Equipment, net                                                                 485,707                   400,776

      Intangible Assets, net                                                                    2,458,500                 2,592,600

      Other Assets                                                                                119,464                   221,456
                                                                                       -------------------       -------------------

TOTAL ASSETS                                                                                 $ 19,518,926              $ 19,360,804
                                                                                       ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Current portion of capital lease payable                                           $    103,748                  $ 39,944
          Accounts payable and accrued liabilities                                              1,205,489                 1,291,317
          Income taxes payable                                                                    298,948                   653,141
          Securities sold but not yet purchased, at market value                                        -                    25,938
                                                                                       -------------------       -------------------
      Total Current Liabilities                                                                 1,608,185                 2,010,340
                                                                                       -------------------       -------------------

      Deferred Income Taxes                                                                        34,300                    34,300
                                                                                       -------------------       -------------------

      Capital lease payable, net of current portion                                               165,304                    72,131
                                                                                       -------------------       -------------------

      Commitments and Contingencies (Note 7)

      Stockholders' Equity
          Common stock, $0.01 par value; 100,000,000 shares authorized;
          issued and outstanding, 11,476,388 shares                                               114,763                   114,763
          Additional paid-in-capital                                                           15,943,179                15,943,179
          Retained earnings                                                                     1,653,195                 1,186,091
                                                                                       -------------------       -------------------

      Total Stockholders' Equity                                                               17,711,137                17,244,033
                                                                                       -------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 19,518,926              $ 19,360,804
                                                                                       ===================       ===================










                                 See accompanying notes to financial statements.

                                             onlinetradinginc.com corp.
                                    Statement of Changes in Stockholders' Equity
                                     For the Three Months Ended April 30, 2000
                                                  (UNAUDITED)













                                           Common Stock
                                  ------------------------------    Additional
                                      Shares        Amount at        Paid-In         Retained
                                      Issued        Par Value        Capital         Earnings         Total
                                  --------------- --------------  --------------  -------------- ---------------

 BALANCE, January 31, 2000            11,476,388      $ 114,763    $ 15,943,179     $ 1,186,091    $ 17,244,033



 Net income                                    -              -               -         467,104         467,104
                                  --------------- --------------  --------------  -------------- ---------------

 BALANCE, April 30, 2000              11,476,388      $ 114,763    $ 15,943,179     $ 1,653,195    $ 17,711,137
                                  =============== ==============  ==============  ============== ===============






























                                 See accompanying notes to financial statements.

                                              onlinetradinginc.com corp.
                                               Statements of Cash Flows
                                                    (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   April 30,
                                                                                 -------------------------------------------
                                                                                       2000                      1999
                                                                                 ------------------         ----------------


      CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                                     $ 467,104                $ 240,143
          Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and Amortization                                                 155,744                    8,744
             Deferred income taxes                                                               -                     (250)
             Other non-cash charges                                                         89,974                        -
             Changes in operating assets and liabilities:
                 Receivable from clearing organization                                      89,264                 (105,548)
                 Other receivables                                                               -                   (3,749)
                 Securities owned, at market value                                         (20,022)                 218,037
                 Other current assets                                                     (168,449)                   9,420
                 Other assets                                                              100,908                  (74,824)
                 Accounts payable and accrued liabilities                                  (85,828)                 (94,668)
                 Income taxes payable                                                     (354,193)                 104,788
                 Other current liabilities                                                       -                   33,869
                 Securities sold, but not yet purchased, at market value                   (25,938)                   9,600
                                                                                 ------------------         ----------------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                 248,564                  345,562
                                                                                 ------------------         ----------------

      CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                               (15,010)                 (36,231)
          Purchase of securities owned                                                  (3,988,760)                       -
                                                                                 ------------------         ---------------

                 NET CASH USED IN INVESTING ACTIVITIES                                  (4,003,770)                 (36,231)
                                                                                 ------------------         ----------------

      CASH FLOWS FROM FINANCING ACTIVITIES
          Repayment of capital lease obligation                                            (23,478)                       -
                                                                                 ------------------         ----------------


      Net increase (decrease) in cash and cash equivalents                              (3,778,684)                 309,331

      Cash and cash equivalents, beginning of period                                    15,127,790                1,005,944
                                                                                 ------------------         ----------------

      Cash and cash equivalents, end of period                                        $ 11,349,106             $  1,315,275

                                                                                 ==================         ================

      Supplemental Disclosure of Non-cash Financing Activities
      --------------------------------------------------------
      Equipment acquired under capital lease                                          $    180,455             $          -
                                                                                 ==================         ================

      Supplemental Disclosure of Cash Flow Information
      ------------------------------------------------
      Cash paid for income taxes                                                      $    119,234             $     47,735
                                                                                 ==================         ================
      Cash paid for interest                                                          $     11,516             $      6,745
                                                                                 ==================         ================


                                 See accompanying notes to financial statements.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                   Three Months Ended April 30, 2000 and 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended January 31, 2000 included in the Company's Form 10-KSB Annual Report. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2000, the results of operations for the three months ended April 30, 2000 and 1999 and cash flows for the three months ended April 30, 2000 and 1999 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of April 30, 2000, the Company had net capital of $14,488,480, which was $14,370,247 in excess of its required net capital of $118,233. The ratio of aggregate indebtedness to net capital was .12 to 1.

NOTE 3 - SECURITIES OWNED

         Securities owned consists of marketable trading and investment securities at quoted market values. These securities consist of the following as of April 30, 2000 and January 31, 2000:


                                                              April 30, 2000            January 31, 2000
                                                              --------------            ----------------
                  Corporate stocks                            $       25,362             $      155,012
                  U.S. Government Treasury Note
                  Maturing on 10/31/00                             4,138,432                          -
                                                              --------------            ----------------

                           Total                              $    4,163,794            $      155,012
                                                              ==============            ================


                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                   Three Months Ended April 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an ongoing quarterly review by management.

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended
                                                           April 30,
                                              ----------------------------------
                                                   2000               1999
                                              ---------------    ---------------
Numerator:
  Net earnings available to common
     shareholders                               $     467,104      $     240,143
                                              ===============    ===============
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding                    11,476,388          8,888,888
  Effect of dilutive securities - stock
     options                                           21,562                 -
                                              ---------------    ---------------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding                                   11,497,950          8,888,888
                                              ===============    ===============
Basic earnings per share                            $    0.04          $    0.03
                                              ===============    ===============
Diluted earnings per share                          $    0.04          $    0.03
                                              ===============    ===============



NOTE 6 - CAPITAL LEASE

         On December 1, 1999, the Company entered into a capital lease for office furniture, computer equipment and phone system. As of January 31, 2000, the leasing company had funded $112,070 representing a portion of the total furniture and computer equipment to be received. The balance of the equipment totaling $180,455 was funded during the quarter ended April 30, 2000, making the total amount of the capital lease $292,525. The lease is to be paid over 36 months which commenced in April 2000 with an initial payment of $25,937 to be followed by 33 monthly payments of $8,646 and a final payment of $20,477. All payments are also subject to applicable sales tax.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                   Three Months Ended April 30, 2000 and 1999
                                   (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Operating Leases
                  On March 2, 1999, the Company entered into a three-year operating lease to rent office furniture, office equipment and computer hardware. The monthly rental payment under the agreement is $6,862 plus applicable taxes.
                  On June 29, 1999, an amendment to the Company's current lease agreement for its office space located in Boca Raton, Florida became effective. The amendment added 5,009 square feet of office space to its Boca Raton location. The space was completed on March 1, 2000 and results in additional monthly rent of $11,028 plus applicable taxes.

         Litigation
                  On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against onlinetradinginc.com corp., Barry Goodman, Jan Bevivino, William L. Mark and Bear Stearns Securities Corp. The Company's attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division and on May 5, 2000 the United States District Court granted the Company's motion to compel arbitration and subsequently entered a procedural order dismissing the Whigham's civil action without prejudice. Although the Company expects the Whighams to initiate an arbitration proceeding, as of the date of this filing the Whighams have not yet filed a statement of claim or otherwise initiated arbitration.

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, fraud and negligent supervision. The Whighams seek total alleged damages of $566,345 plus interest, costs, fees and treble damages. The Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of any future claim will be successful.

NOTE 8 - SUBSEQUENT EVENT

         On May 11, 2000,  National  Association  of  Securities  Dealers,  Inc.
(NASD) granted a change in business application, which enables the Company to expand its scope and conduct a commission recapture business. The expanded business increases the Company's minimum net capital requirement to $250,000 or 1/15 of aggregate indebtedness, whichever is greater. The Company remains well within these regulatory required minimums and does not anticipate having any problems meeting these requirements in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the
results of operations  and  financial condition  of onlinetradinginc.com   corp.
(the "Company"). This discussion should be read with the financial statements appearing in Part I. Item 1 of this report. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

         The Company is a brokerage firm registered with the Securities and Exchange Commission, the National Association of Securities Dealers, the Municipal Securities Rulemaking Board and all state securities divisions. The Company provides financial brokerage services primarily to experienced investors and small to mid-sized financial institutions through a variety of communication mediums, including the Internet. While the Company's products allow clients to trade directly over the Internet, the Company also provides a full range of brokerage services including direct access to the various securities markets via a computerized infrastructure. This enhances the Company's ability to obtain the simplest, most direct execution of orders for clients at the best possible price. In addition, as a result of the technology the Company uses, registered representatives and clients have access to the most up-to-date electronic information on stocks, market indices, analysts' research and news. The Company's manner of executing trades using its computerized infrastructure eliminates middlemen to save costs and increase investing efficiency.

RECENT DEVELOPMENTS

         On January 19, 2000, the Company entered into a Merger Agreement with Omega Research, Inc. Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research, Inc. and onlinetradinginc.com corp. and the satisfaction of other conditions precedent. We anticipate the agreement to close during July. For more details regarding the Merger Agreement please see the most recent Form 10-KSB.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared with Three Months Ended
April 30, 1999

REVENUES

         Total Revenues. The Company's total revenues for the three months ended April 30, 2000 increased 88% from $2,445,107 for the three months ended April 30, 1999 to $4,602,783 for the three months ended April 30, 2000.

         Commission Revenue. Commission revenue increased $1,946,758, or 95% from $2,059,756 for the three months ended April 30, 1999 to $4,006,514 for the three months ended April 30, 2000. The increase was the primary result of the acquisition of Newport Discount Brokerage's clients as well as continued growth of our customer base.

         Investment Gains, net. Our proprietary trading net profits decreased $117,234 to $197,675 for the three months ended April 30, 2000 as compared to $314,909 for the three months ended April 30, 1999.

         Interest - Revenue Sharing. Interest revenue sharing represents a revenue sharing agreement with our clearing firm. Interest revenue sharing increased by $70,560 to $129,158 for the three months ended April 30, 2000 as compared to $58,598 for the three months ended April 30, 1999. The increase was due primarily to a change in the percentage of revenue the Company receives and the increase of our customer balances being maintained by the clearing firm.

         Interest and Dividends. Interest and dividend income increased $257,592 to $269,436 for the three months ended April 30, 2000 as compared to $11,844 for the three months ended April 30, 1999. The increase was primarily as a result of the Company's increased cash position available for investment and the prevailing interest rates.

EXPENSES

         Total Operating Expenses. Total operating expenses increased by 87% from $2,054,626 for the three months ended April 30, 1999 to $3,842,075 for the three months ended April 30, 2000.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $563,546, or 47%, from $1,189,208 for the three months ended April 30, 1999 to $1,752,754 for the three months ended April 30, 2000. Included in this amount is commissions paid to the Company's brokers which increased $163,574 from $773,166 for the three months ended April 30, 1999 to $936,740 for the three months ended April 30, 2000 as a result of the increased commission revenue. We anticipate this expense to continue to increase as we expand our business and customer base, however as a percentage of commission revenue it should continue to decrease due to the growth in online generated commissions. Also included in this amount is commissions paid to the Company's traders which decreased by $36,698 to $69,393 for the three months ended April 30, 2000 due to the decrease in investment gains. In addition, the Company has employed various customer support, back office and management staff to support the current growth. The percentage of employee compensation and related benefits to revenue decreased from 49% for the three months ended April 30, 1999 to 38% for the three months ended April 30, 2000.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $589,863, or 97%, from $610,440 to $1,200,303 as a result of the increase in our volume of transactions and the acquisition of clients from Newport Discount Brokerage, Inc. ("Newport"). However, as a percentage of commission revenue for the three months ended April 30, 2000 we remained steady at 30% as compared to the three months ended April 30, 1999.

This percentage should begin to decrease with the conversion of former Newport clients to the Company's clearing agent during May 2000.

         Occupancy and Administrative. Occupancy and administrative expenses consist primarily of telephone and communication, rent, quotes and research and professional fees. Occupancy and administrative expenses increased $282,065 or 118%, from $239,489 for the three months ended April 30, 1999 to $521,554 for the three months ended April 30, 2000. This increase is the primary result of increased quote service expenses for increased business and additional offices, telephone and communication expenses due to the increased customer activity, leasing of additional office equipment and furniture to facilitate our expansion, increased rent for additional space, and licenses and registrations for the additional offices and registered representatives.

         Product Development. Product development costs represent the cost to develop our new order execution system. These costs totaled $200,204 for the three months ended April 30, 2000.

         Interest Expense. Interest expense increased $4,771 from $6,745 for the three months ended April 30, 1999 to $11,516 for the three months ended April 30, 2000. This increase is primarily due to interest paid on a capital lease.

         Depreciation and Amortization Expense. Depreciation and amortization expense increased $147,000 from $8,744 for the three months ended April 30, 1999 to $155,744 for the three months ended April 30, 2000. The increase is primarily due to the $134,100 of goodwill amortization related to the acquisition of clients from Newport.

         Income Taxes. The Company recorded a provision for income taxes of $293,604 for the three months ended April 30, 2000 as compared to $150,338 for the three months ended April 30, 1999. The effective tax rate was 39% for the three months ended April 30, 2000 and April 30, 1999.

         As a result of the above, operating results improved from net income of $240,143 for the three months ended April 30, 1999 to net income of $467,104 for the three months ended April 30, 2000. This represents an increase of 95%.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2000, the Company had cash and cash equivalents of $11,349,106, consisting of money market funds and short term commercial paper as compared to $15,127,790 as of January 31, 2000.

         Cash provided by operating activities was $248,564 and $345,562 for the three months ended April 30, 2000 and 1999, respectively.

         Cash used in investing activities was $4,003,770 and $36,231 for the three months ended April 30, 2000 and 1999, respectively. The primary use of cash for the three months ended April 30, 2000 was for the purchase of a treasury note as a short-term investment.

         As a result, the Company had a net decrease in cash and cash equivalents of $3,778,684 for the three months ended April 30, 2000 compared to a net increase of $309,331 for the three months ended April 30, 1999.

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of April 30, 2000, the Company had net capital of $14,488,480, which was $14,370,247 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e., its net capital ratio). As of April 30, 2000, the Company had a net capital ratio of .12 to 1. The Company remains well within the regulatory required minimums.

         On May 11, 2000,  National  Association  of  Securities  Dealers,  Inc.
(NASD) granted a change in business application, which enables the Company to expand its scope and conduct a commission recapture business. The expanded business increases the Company's minimum net capital requirement to $250,000 or 1/15 of aggregate indebtedness, whichever is greater. The Company remains well within these regulatory required minimums and does not anticipate having any problems meeting these requirements in the future.

         The Company currently anticipates that its available cash resources, including the net proceeds from the Initial Public Offering ("IPO") which was effective on June 11, 1999, and cash flows from operations will be sufficient to meet its working capital and anticipated capital expenditure requirements for at least the next twelve months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services
and products, respond  to  competitive   pressures,   acquire   complementary
businesses or technologies or take advantage of unanticipated opportunities.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133." SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ending January 31, 2002. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material impact on the financial statements of the Company.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against onlinetradinginc.com corp., Barry Goodman, Jan Bevivino, William L. Mark and Bear Stearns Securities Corp. Our attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division and on May 5, 2000 the United States District Court granted our motion to compel arbitration and subsequently entered a procedural order dismissing the Whighams' civil action without prejudice. Although we expect the Whighams to initiate an arbitration proceeding, as of the date of this filing the Whighams have not yet filed a statement of claim or otherwise initiated arbitration.

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, fraud and negligent supervision. The Whighams seek total alleged damages of $566,345 plus interest, costs, fees and treble damages. The Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of any future claim will be successful.

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

         From the effective date of the IPO through the date hereof, the Company has utilized a portion of the proceedings as follows:

                   Sales & Marketing                                $     50,000
                   Website Enhancement & Programming                     549,000
                   Increase Net Capital                                1,500,000

                   Additional Management & Personnel                      60,000
                   Expansion Client Services                              15,000
                   Network Expansion & Upgrade                            10,000
                   Year 2000 Readiness and Testing                        25,000
                   Working Capital                                       120,000
                   Acquisition & Non-compete Agreements                2,682,000
                                                                       ---------

                   Total use of proceeds to date                      $5,011,000
                                                                      ==========

         The balance of the net proceeds has been invested in short-term commercial paper and money market funds. No payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 11 - Computation of Per Share Earnings (see Note 5 of notes to financial statements.)

         Exhibit 16.1 - Letter on Change in Certifying Accountant (filed with the Securities and Exchange Commission as exhibit 16.1 to the Company's Form 8-K on February 11, 2000.

         Exhibit 27 - Financial Data Schedule

(b)      Form 8-K filing during the quarter ended April 30, 2000.
         The Company filed a Form 8-K, dated February 11, 2000, concerning the change in certifying accountant.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

onlinetradinginc.com corp.

June 13, 2000                       By: /s/ Andrew A. Allen
-----------------------             --------------------------------------------
Date                                Andrew A. Allen, Chief Executive Officer


June 13, 2000                       By: /s/ E. Steven zum Tobel
-----------------------             --------------------------------------------
Date                                E. Steven zum Tobel, President and Chief
                                    Financial Officer