Form 10KSB/A
period 2000-01-31
ONLINETRADINGINC COM CORP
filed 2000-07-18
CIK 1082690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB/A
--------------------------------------------------------------------------------

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

         The issuer's revenues for the fiscal year ended January 31, 2000 were $11,515,840.

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


YEAR ENDED JANUARY 31, 2000 COMPARED WITH YEAR ENDED JANUARY 31, 1999

REVENUE

         Total Revenues. The Company's total revenues for the year ended January 31, 2000 ("Fiscal 2000") were $11,515,840 an increase of 92% from $5,992,064 for the year ended January 31, 1999 ("Fiscal 1999").

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

         Other Revenues. Other revenues totaled $15,000 for Fiscal 2000 as a consulting fee. Other revenues were zero for Fiscal 1999.


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

         Floor Brokerage. Floor brokerage decreased $3,947 from $51,895 for Fiscal 1999 to $47,948 for Fiscal 2000.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represent the cost to execute and clear customer trades. These expenses increased by $1,014,176, or 52%, from $1,950,160 for Fiscal 1999 to $2,964,336 for Fiscal 2000, primarily as a result of the increase in our volume of transactions. However, these costs decreased from 35% of commission revenue for Fiscal 1999 to 31% of commission revenue for Fiscal 2000 as a result of changes in the charges to us by the clearing firm.

         Communications. Communications costs increased by $67,992 or 70%, from $97,785 for Fiscal 1999 to $165,777 for Fiscal 2000. This increase is primarily due to the increased customer trading activity.

         Occupancy and Equipment. Occupancy and equipment expenses consist primarily of rent and depreciation of fixed assets. Occupancy and equipment expenses increased $152,560 from $150,490 for Fiscal 1999 to $303,050 for Fiscal 2000. This increase primarily resulted from leasing of additional office space and office equipment and furniture to facilitate our expansion.

         Promotional Costs. Promotional costs increased $72,618 from $30,382 for Fiscal 1999 to $103,000 for Fiscal 2000 due to advertising in a national business publication.

         Product Development. Product development of $279,387 for Fiscal 2000 represents those costs relating to the development of electronic order routing and execution software. There were no product development costs for Fiscal 1999.

         Interest Expense. Interest expense increased $15,297 from $36,566 for Fiscal 1999 to $51,863 for Fiscal 2000 primarily due to the recording of margin interest charged to our proprietary accounts as interest expense as opposed to netting with interest revenue as earned by our accounts.

         Regulatory Fees and Expenses. Regulatory fees and expenses represent fees paid to regulatory organizations such as the NASD and state regulatory agencies for licensing the Company and its registered agents. For Fiscal 2000 these expenses increased $19,125 to $60,442 from $41,317 for Fiscal 1999 due primarily to additional state registrations and registered representatives.

         Amortization Expense.  Amortization
expense increased $93,218 from $2,214 for Fiscal 1999 to $95,432 for Fiscal 2000. The increase is the result of the amortization of the intangible assets aquired from the Newport acquisition.

         Other Expenses. Other expenses consist of all other expenses related to the operation of the Company such as professional fees, office expenses and supplies and travel. These expenses increased by $382,166 from $114,544 for Fiscal 1999 to $496,710 for Fiscal 2000.

         Income Taxes. The Company recorded a provision for income taxes of $702,224 for Fiscal 2000 as compared to $52,080 for Fiscal 1999. The effective tax rate was 39% for Fiscal 2000 and 33% for Fiscal 1999.

NON-OPERATING ITEMS

         The Company received an arbitration settlement payment of $175,000 in July 1999.


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

Dated:  July 17, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Andrew A. Allen                   Chairman of the Board,      July 17, 2000
---------------------------------------Chief Executive Officer
Andrew A. Allen                        and Director

/s/  E. Steven zum Tobel               President and Director      July 17, 2000
---------------------------------------
E. Steven zum Tobel

/s/  Farshid Tafazzoli                  Chief Information Officer  July 17, 2000
----------------------------------------and Director
Farshid Tafazzoli

/s/  Derek J. Hernquist                 Vice President of          July 17, 2000
----------------------------------------operations, Secretary
Derek J. Hernquist                      and Director

                                        Director                   July 17, 2000
----------------------------------------
Lothar Mayer

/s/  Eldren P. Nalley                   Director                   July 17, 2000
----------------------------------------
Eldren P. Nalley

                                        Director                   July 17, 2000
----------------------------------------
Robert A. Scarpetti

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

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)

STOCKHOLDERS' EQUITY:
   Preferred stock,  $0.01 par value;  1,000,000 shares  authorized;  issued and outstanding, none in 2000 and 300 shares of Series A, stated value
     $1,000, voting, redeemable at 110% of par stated value in 1999                                    -            300,000
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     issued and outstanding, 11,476,388 in 2000 and 8,888,888 in 1999                            114,763             88,888
   Additional paid-in capital                                                                 15,943,179            103,063
   Retained earnings                                                                           1,186,091            135,585
                                                                                           --------------     --------------

          TOTAL STOCKHOLDERS' EQUITY                                                          17,244,033            627,536
                                                                                           --------------     --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 19,360,804        $ 2,154,588
                                                                                           ==============     ==============

 The accompanying notes to financial statements are an integral part of these statements.

                           ONLINETRADINGINC.COM CORP.
                              STATEMENTS OF INCOME
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------





                                                                                                2000               1999
                                                                                           --------------     --------------


REVENUES:
   Commissions                                                                               $ 9,471,435        $ 5,525,427
   Net dealer inventory and investment gains and losses                                        1,129,493            328,495
   Interest and dividends                                                                        603,978             36,021
   Interest revenue sharing                                                                      295,934            102,121
   Other                                                                                          15,000                  -
                                                                                           --------------     --------------
                          TOTAL REVENUES                                                      11,515,840          5,992,064
                                                                                           --------------     --------------

OPERATING EXPENSES:
   Employee compensation and benefits                                                          5,340,165          3,356,688
   Floor brokerage                                                                                47,948             51,895
   Clearing and other transaction costs                                                        2,964,336          1,950,160
   Communications                                                                                165,777             97,785
   Occupancy and equipment                                                                       303,050            150,490
   Promotional costs                                                                             103,000             30,382
   Product development                                                                           279,387                  -
   Interest expense                                                                               51,863             36,566
   Regulatory fees and expenses                                                                   60,442             41,317
   Amortization expense                                                                           95,432              2,214
   Other expenses                                                                                496,710            114,544
                                                                                           --------------     --------------
                          TOTAL OPERATING EXPENSES                                             9,908,110          5,832,041
                                                                                           --------------     --------------

          INCOME FROM OPERATIONS                                                               1,607,730            160,023

NON-OPERATING ITEMS:
   Settlement payment received                                                                   175,000                  -
                                                                                           --------------     --------------

          INCOME BEFORE INCOME TAXES                                                           1,782,730            160,023

PROVISION FOR INCOME TAXES                                                                       702,224             52,080
                                                                                           --------------     --------------

          NET INCOME                                                                         $ 1,080,506          $ 107,943
                                                                                           ==============     ==============


EARNINGS PER SHARE:
   Basic                                                                                          $ 0.11             $ 0.01
                                                                                           ==============     ==============
   Diluted                                                                                        $ 0.10             $ 0.01
                                                                                           ==============     ==============

   Weighted average common shares outstanding - basic                                         10,078,445          8,444,444
                                                                                           ==============     ==============
   Weighted average common shares outstanding - diluted                                       10,630,263          8,857,230
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

      Reclassifications
               Certain prior year amounts in the accompanying financial statements have been reclassified to conform with the current presentation.


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
                                                                      =============  ============








                                                                            F-13
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




NOTE 9 - INCOME TAXES (continued)

               Temporary   differences  between  the  reported  amounts  in  the
      financial statements and tax bases of assets and liabilities that give rise to the deferred income tax liabilities relate to the following:

                                                                    2000             1999
                                                                -------------     -----------

Property and equipment, due to differences in
  depreciation                                                  $  60,000           $ 15,400
Intangible asset, due to differences in amortization              (25,700)                -
                                                                -------------     -----------

        Net deferred income tax liability                       $  34,300           $ 15,400
                                                                =============     ===========


               The effective income tax rate varied from the statutory Federal tax rate as follows:

                                                                           2000         1999
                                                                         ---------    ----------


Federal statutory rate                                                      35.0%         34.0%
State income taxes, net of federal income tax effect                         4.5           5.3
Other, including permanent differences, non-deductible
   expenses and the effect of the rate brackets                             (.1)          (6.8)

                                                                         ---------    ----------

          Effective income tax rate                                         39.4%         32.5%
                                                                         =========    ==========


NOTE 10 - STOCKHOLDERS' EQUITY

      (a) Capital Stock
               On March 24, 1999, the shareholders and Directors affected an amendment to the Company's articles of incorporation to change the number of authorized common shares to 30,000,000 with a par value per share of $0.01 and to change the number of authorized preferred shares to 1,000,000 with a par value of $0.01 per share. Prior to that date, the Company had 1,000 authorized common shares with no par value and authorized preferred shares of 300,000 with a stated value per share of $1,000. All of the shares issued at that date were converted into 8,000,000 shares of the new $0.01 par value common stock, and into 300 shares of Series A preferred stock, stated value $1,000 per share.
               On April 3, 1999, a stock split of 11.11111 shares for each 10 shares of common stock issued was effected. All of the common shares issued at that date were converted into 8,888,888 shares.
               On May 8, 1999, the shareholders and Directors affected an amendment to the Company's articles of incorporation to change the number of authorized common shares to 100,000,000 with a par value per share of $0.01. The effect of the stock split has been retroactively reflected in the accompanying financial statements.
               Each holder of the new $0.01 par value common stock is entitled to one vote for each share held on all matters presented to a vote of shareholders, including the election of directors.





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

                                                                            F-15
                           ONLINETRADINGINC.COM CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 11 - EARNINGS PER SHARE

               Weighted average shares outstanding for the years ended January 31, 2000 and 1999 are calculated as follows:

                                                                       2000           1999
                                                                   -------------   ------------


   Weighted average shares outstanding (basic)                       10,078,445      8,444,444
   Impact of dilutive options and warrants after
     applying the treasury stock method                                 107,374         -
   Impact of shares subject to repurchase by the
     Company                                                            444,444        412,786
                                                                   -------------   ------------

    Weighted average shares outstanding (diluted)                    10,630,263      8,857,230
                                                                   =============   ============

   Options and warrants outstanding which are not included in the calculation of diluted earnings per share because of their impact
     is antidultive                                                     384,000          -
                                                                   =============   ============

               In February 1998, an officer of the Company received 444,444 shares of common stock in connection with his employment. However, a portion of these shares are subject to redemption by the Company at his cost basis if he resigns from his employment or is terminated for cause prior to February 28, 2001. Such shares are excluded from basic earnings per share until the redemption provision expires but are reflected in diluted earnings per share.

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