Form 10QSB/A
period 2000-04-30
ONLINETRADINGINC COM CORP
filed 2000-07-18
CIK 1082690

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


                                                                                          Three Months Ended
                                                                                               April 30,
                                                                             --------------------------------------------
                                                                                   2000                      1999
                                                                             ------------------        ------------------

         Revenues
           Commissions                                                             $ 4,006,514               $ 2,059,756
           Investment gains, net                                                       197,675                   314,909
           Interest - revenue sharing                                                  129,158                    58,598
           Interest and dividends                                                      269,436                    11,844
                                                                             ------------------        ------------------
                                                                                     4,602,783                 2,445,107
                                                                             ------------------        ------------------

         Expenses
           Employee compensation and benefits                                        1,752,754                 1,189,208
           Floor brokerage                                                               5,651                    16,612
           Clearing and other transaction costs                                      1,194,652                   593,828
           Communications                                                               69,837                    32,983
           Occupancy and equipment                                                     107,515                    51,138
           Promotional costs                                                             3,919                         -
           Product development                                                         200,204                         -
           Interest expense                                                             11,516                     6,745
           Regulatory fees and expenses                                                 23,106                    20,550
           Amortization expense                                                        135,183                       553
           Other expenses                                                              337,738                   143,009
                                                                             ------------------        ------------------
                                                                                     3,842,075                 2,054,626
                                                                             ------------------        ------------------

         Income before income taxes                                                    760,708                   390,481

         Income tax provision                                                          293,604                   150,338
                                                                             ------------------        ------------------

         Net Income                                                                  $ 467,104                 $ 240,143
                                                                             ==================        ==================

         Earnings Per Share
           Basic                                                                     $    0.04                 $    0.03
                                                                             ==================        ==================
           Diluted                                                                   $    0.04                 $    0.03
                                                                             ==================        ==================
         Weighted average common shares outstanding
           Basic                                                                    11,229,475                 8,444,444
                                                                             ==================        ==================
           Diluted                                                                  11,497,950                 8,888,888
                                                                             ==================        ==================














                                 See accompanying notes to financial statements.

                                              onlinetradinginc.com corp.
                                          Statements of Financial Condition




                                                                                         April 30, 2000           January 31, 2000
                                                                                       -------------------       -------------------
                                                                                           (unaudited)
ASSETS

      Current Assets
          Cash and cash equivalents                                                          $ 11,349,106              $ 15,127,790
          Receivable from clearing organization                                                   669,919                   759,183
          Securities owned, at market value                                                     4,163,794                   155,012
          Other current assets                                                                    272,436                   103,987
                                                                                       -------------------       -------------------
      Total Current Assets                                                                     16,455,255                16,145,972

      Property and Equipment, net                                                                 485,707                   400,776

      Intangible Assets, net                                                                    2,458,500                 2,592,600

      Other Assets                                                                                119,464                   221,456
                                                                                       -------------------       -------------------

TOTAL ASSETS                                                                                 $ 19,518,926              $ 19,360,804
                                                                                       ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Current portion of capital lease payable                                           $    103,748                  $ 39,944
          Accounts payable and accrued liabilities                                              1,205,489                 1,291,317
          Income taxes payable                                                                    298,948                   653,141
          Securities sold but not yet purchased, at market value                                        -                    25,938
                                                                                       -------------------       -------------------
      Total Current Liabilities                                                                 1,608,185                 2,010,340
                                                                                       -------------------       -------------------

      Deferred Income Taxes                                                                        34,300                    34,300
                                                                                       -------------------       -------------------

      Capital lease payable, net of current portion                                               165,304                    72,131
                                                                                       -------------------       -------------------

      Commitments and Contingencies (Note 7)

      Stockholders' Equity
          Common stock, $0.01 par value; 100,000,000 shares authorized;
          11,476,388 shares issued and outstanding                                                114,763                   114,763
          Additional paid-in-capital                                                           15,943,179                15,943,179
          Retained earnings                                                                     1,653,195                 1,186,091
                                                                                       -------------------       -------------------

      Total Stockholders' Equity                                                               17,711,137                17,244,033
                                                                                       -------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 19,518,926              $ 19,360,804
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


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended January 31, 2000 included in the Company's Form 10-KSB/A Annual Report. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2000, the results of operations for the three months ended April 30, 2000 and 1999 and cash flows for the three months ended April 30, 2000 and 1999 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

Reclassifications
         Certain prior period amounts in the accompanying financial statments have been reclassified to conform with current period presentation.

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

NOTE 3 - SECURITIES OWNED

         Securities owned consists of marketable trading and investment securities at quoted market values. These securities consist of the following as of April 30, 2000 and January 31, 2000:


                                                              April 30, 2000            January 31, 2000
                                                              --------------            ----------------
                  Corporate stocks                            $       25,362             $        5,200
                  Obligations of U.S. Government                   4,138,432                    149,812
                                                              --------------            ----------------

                           Total                              $    4,163,794            $       155,012
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

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended
                                                           April 30,
                                              ----------------------------------
                                                   2000               1999
                                              ---------------    ---------------
Numerator:
  Net earnings available to common
     shareholders                               $     467,104      $     240,143
                                              ===============    ===============
Denominator:
  Denominator for earnings per share - weighted
     average shares outstanding                    11,229,475          8,444,444
  Effect of dilutive securities - stock
     options                                           21,562               -
  Effect of shares subject to repurchase
     by the Company                                   246,913            444,444
                                              ---------------    ---------------

  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding                                   11,497,950          8,888,888
                                              ===============    ===============
Basic earnings per share                            $    0.04          $    0.03
                                              ===============    ===============
Diluted earnings per share                          $    0.04          $    0.03
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

         Floor Brokerage. Floor brokerage decreased from $16,612 for the three months ended April 30, 1999 to $5,651 for the three months ended April 30, 2000.

       Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $600,824, or 101%, from $593,828 to $1,194,652 as a result of the increase in our volume of transactions and the acquisition of clients from Newport Discount Brokerage, Inc. ("Newport"). As a percentage of commission revenue for the three months ended April 30, 2000 clearing costs increased slightly to 30% as compared to 29% for the three months ended April 30, 1999. This percentage is anticipated to decrease with the conversion of former Newport clients to the Company's current clearing agent in May 2000.

         Communications. Communications costs increased $36,854 or 112% from $32,983 for the three months ended April 30, 1999 to $69,837 for the three months ended April 30, 2000. This increase is primarily due to increased customer trading activity.

         Occupancy and Equipment. Occupancy and equipment expenses consist primarily of rent and depreciation of fixed assets. Occupancy and equipment expenses increased $56,377 or 110%, from $51,138 for the three months ended April 30, 1999 to $107,515 for the three months ended April 30, 2000. This increase is the primary result of increased rent for additional space and depreciation and leasing costs on equipment and other fixed assets necessary to accomodate our growth.

         Promotional Costs. Promotional costs consist of advertising and public relations. Promotional costs totaled $3,919 for the three months ended April 30, 2000. There were no promotional costs for the three months ended April 30, 1999.

         Product Development. Product development costs represent the cost to develop our new order execution system. These costs totaled $200,204 for the three months ended April 30, 2000. There were no product development costs for the three months ended April 30, 1999.

         Interest Expense. Interest expense increased $4,771 from $6,745 for the three months ended April 30, 1999 to $11,516 for the three months ended April 30, 2000. This increase is primarily due to interest paid on a capital lease.

         Regulatory Fees and Expenses. Regulatory fees and expenses represent the fees paid to regulatory organizations such as the National Association of Securities Dealers, Inc. (NASD) and state regulatory agencies for licensing the Company and its registered agents. For the three months ended April 30, 2000 these costs increased $2,556 or 12%, from $20,550 for the three months ended April 30, 1999 to $23,106 for the three months ended April 30, 2000. This increase is primarily due to increased assessment fees to the NASD based upon the Company's increase in gross revenues.

         Amortization Expense. Amortization expense increased $134,630 from $553 for the three months ended April 30, 1999 to $135,183 for the three months ended April 30, 2000. The increase is due to the goodwill amortization related to the acquisition of clients from Newport.

         Other Expenses. Other expenses consist of all other expenses related to the operation of the Company. These expenses increased by $194,729 or 136% from $143,009 for the three months ended April 30, 1999 to $337,738 for the three months ended April 30, 2000. This increase is primarily due to our expansion and the Newport acquisition.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 11 - Computation of Per Share Earnings (see Note 5 of notes to financial statements.)

         Exhibit 16.1 - Letter on Change in Certifying Accountant (filed with the Securities and Exchange Commission as exhibit 16.1 to the Company's Form 8-K on February 11, 2000).

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

onlinetradinginc.com corp.

July 17, 2000                       By: /s/ Andrew A. Allen
-----------------------             --------------------------------------------
Date                                Andrew A. Allen, Chief Executive Officer


July 17, 2000                       By: /s/ E. Steven zum Tobel
-----------------------             --------------------------------------------
Date                                E. Steven zum Tobel, President and Chief
                                    Financial Officer