Form 10-Q
period 2000-07-31
ONLINETRADINGINC COM CORP
filed 2000-09-13
CIK 1082690

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

                   For the quarterly period ended July 31, 2000

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

         On September 12, 2000 the registrant had 11,476,388 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__
                           onlinetradinginc.com corp.


                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Statements of Operations (unaudited) for the Three and Six
         Months Ended July 31, 2000 and 1999                                   1

         Statements of Financial Condition as of July 31, 2000 (unaudited)
         and January 31, 2000                                                  2

         Statement of Stockholders' Equity (unaudited) for the Six
         Months Ended July 31, 2000                                            3

         Statements of Cash Flows (unaudited) for the Six Months Ended
         July 31, 2000 and 1999                                                4

         Notes to the Financial Statements                                   5-9

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     10-15


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                16

    Item 2.  Changes in Securities and Use of Proceeds                        16

    Item 6.  Exhibits and Reports on Form 8-K                                 17

    Signatures                                                                17
                                              onlinetradinginc.com corp.
                                                Statements of Income
                                                    (UNAUDITED)



                                                           Three Months Ended                      Six Months Ended
                                                                 July 31,                               July 31,
                                                    ---------------------------------      ---------------------------------
                                                        2000               1999                2000               1999
                                                    -------------      --------------      -------------      --------------

     Revenues
          Commissions                                $ 3,696,278         $ 1,897,738        $ 7,702,682         $ 3,957,494
          Investment gains, net                            1,266             218,734            198,941             533,644
          Interest - revenue sharing                     182,061              78,612            311,218             137,210
          Interest and dividends                         223,368              94,836            492,804             106,680
          Other revenues                                  23,599                   -             23,710                   -
                                                    -------------      --------------      -------------      --------------
                                                       4,126,572           2,289,920          8,729,355           4,735,028
                                                    -------------      --------------      -------------      --------------

     Expenses
          Employee compensation and benefits           1,605,840           1,213,270          3,358,594           2,402,478
          Floor brokerage                                  5,719              10,439             11,370              27,051
          Clearing and other transaction costs           872,181             624,638          2,066,834           1,218,466
          Communications                                  82,583              31,481            152,420              64,465
          Occupancy and equipment                        142,262              79,989            249,777             131,127
          Promotional costs                               13,197              11,953             17,116              11,953
          Product development                            141,761                   -            341,966                   -
          Interest expense                                 8,733               7,504             20,249              14,249
          Regulatory fees and expenses                    21,667               5,321             44,773              25,871
          Amortization expense                           135,183               3,313            270,366               3,866
          Other expenses                                 334,821              43,132            672,557             186,141
                                                    -------------      --------------      -------------      --------------
                                                       3,363,947           2,031,040          7,206,022           4,085,667
                                                    -------------      --------------      -------------      --------------

     Income from operations                              762,625             258,880          1,523,333             649,361

     Non-Operating Items:
          Loss on disposal of assets                        (685)                  -               (685)                  -
             Settlement payment received                       -             175,000                  -             175,000
                                                    -------------      --------------      -------------      --------------

     Income before income taxes                          761,940             433,880          1,522,648             824,361

     Income tax provision                                294,261             165,929            587,865             316,267
                                                    -------------      --------------      -------------      --------------

     Net Income                                        $ 467,679           $ 267,951          $ 934,783           $ 508,094
                                                    =============      ==============      =============      ==============

     Earnings Per Share
          Basic                                            $0.04               $0.03              $0.08               $0.06
                                                    =============      ==============      =============      ==============
          Diluted                                          $0.04               $0.03              $0.08               $0.06
                                                    =============      ==============      =============      ==============
     Weighted average common shares outstanding
          Basic                                       11,328,240           9,777,324         11,281,028           8,780,403
                                                    =============      ==============      =============      ==============
          Diluted                                     11,486,722          10,233,397         11,504,085           9,227,778
                                                    =============      ==============      =============      ==============





                                 See accompanying notes to financial statements.

                                              onlinetradinginc.com corp.
                                          Statements of Financial Condition



                                                                                         July 31, 2000            January 31, 2000
                                                                                       -------------------       -------------------
                                                                                           (unaudited)

ASSETS
      Current Assets
          Cash and cash equivalents                                                          $ 11,701,375              $ 15,127,790
          Receivable from clearing organization                                                   622,172                   759,183
          Securities owned, at market value                                                     4,196,851                   155,012
          Other current assets                                                                    313,115                   103,987
                                                                                       -------------------       -------------------
      Total Current Assets                                                                     16,833,513                16,145,972

      Property and Equipment, net                                                                 552,697                   400,776

      Intangible Assets, net                                                                    2,324,400                 2,592,600

      Other Assets                                                                                284,740                   221,456
                                                                                       -------------------       -------------------

TOTAL ASSETS                                                                                 $ 19,995,350              $ 19,360,804
                                                                                       ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Current portion of capital lease payable                                              $ 103,748                  $ 39,944
          Accounts payable and accrued liabilities                                              1,271,057                 1,291,317
          Income taxes payable                                                                    262,373                   653,141
          Securities sold but not yet purchased, at market value                                        -                    25,938
                                                                                       -------------------       -------------------
      Total Current Liabilities                                                                 1,637,178                 2,010,340
                                                                                       -------------------       -------------------

      Deferred Income Taxes                                                                        34,300                    34,300
                                                                                       -------------------       -------------------

      Capital lease payable, net of current portion                                               145,056                    72,131
                                                                                       -------------------       -------------------

      Commitments and Contingencies (Note 8)

      Stockholders' Equity
          Common stock, $0.01 par value; 100,000,000 shares authorized;
          11,476,388 shares issued and outstanding                                                114,763                   114,763
          Additional paid-in capital                                                           15,943,179                15,943,179
          Retained earnings                                                                     2,120,874                 1,186,091
                                                                                       -------------------       -------------------

      Total Stockholders' Equity                                                               18,178,816                17,244,033
                                                                                       -------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 19,995,350              $ 19,360,804
                                                                                       ===================       ===================











                                 See accompanying notes to financial statements.

                                             onlinetradinginc.com corp.
                                    Statement of Changes in Stockholders' Equity
                                       For the Six Months Ended July 31, 2000
                                                   (UNAUDITED)













                                           Common Stock
                                  -------------------------------     Additional
                                       Shares        Amount at         Paid-In          Retained
                                       Issued        Par Value         Capital          Earnings           Total
                                  ---------------- --------------  ----------------  ---------------  ----------------

 BALANCE, January 31, 2000             11,476,388      $ 114,763      $ 15,943,179      $ 1,186,091      $ 17,244,033


  Net income for six months
  ended July 31, 2000                           -              -                 -          934,783           934,783
                                  ---------------- --------------  ----------------  ---------------  ----------------

 BALANCE, July 31, 2000                11,476,388      $ 114,763      $ 15,943,179      $ 2,120,874      $ 18,178,816
                                  ================ ==============  ================  ===============  ================


























                                 See accompanying notes to financial statements.

                                              onlinetradinginc.com corp.
                                               Statements of Cash Flows
                                                    (UNAUDITED)

                                                                                         Six Months Ended
                                                                                             July 31,
                                                                                ----------------------------------
                                                                                    2000                 1999
                                                                                -------------        -------------

           CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                           $ 934,783            $ 508,094
              Adjustments to reconcile net income to net cash
              provided by operating activities:
                 Depreciation and Amortization                                       319,070               21,355
                 Loss on sale of property and equipment                                  685                    -
                 Deferred income taxes                                                     -               (1,919)
                 Other non-cash charges                                               89,974                    -
                 Changes in operating assets and liabilities:
                    Receivable from clearing organization                            137,011              252,415
                    Other receivables                                                      -              (19,754)
                    Securities owned, at market value                                (53,079)          (1,123,600)
                    Other current assets                                            (209,128)               8,224
                    Other assets                                                     (65,451)             (18,792)
                    Accounts payable and accrued liabilities                         (20,260)            (124,372)
                    Income taxes payable                                            (390,768)             258,865
                    Other current liabilities                                              -               54,668
                    Securities sold, but not yet purchased, at market value          (25,938)             295,500
                                                                                -------------        -------------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES                        716,899              110,684
                                                                                -------------        -------------

           CASH FLOWS FROM INVESTING ACTIVITIES
              Proceeds from sale of property and equipment                             5,300                    -
              Purchase of property and equipment                                    (116,128)             (86,175)
              Purchase of securities owned                                        (3,988,760)                   -
                                                                                -------------        -------------

                    NET CASH USED IN INVESTING ACTIVITIES                         (4,099,588)             (86,175)
                                                                                -------------        -------------

           CASH FLOWS FROM FINANCING ACTIVITIES
              Repayment of capital lease obligation                                  (43,726)                   -
              Proceeds from issuance of common stock                                       -           15,810,891
              Proceeds from issuance of common stock warrants                              -                  100
              Repayment of subordinated loan                                               -             (100,000)
              Redemption of preferred stock                                                -             (330,000)
                                                                                -------------        -------------

                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (43,726)          15,380,991

           Net increase (decrease) in cash and cash equivalents                   (3,426,415)          15,405,500

           Cash and cash equivalents, beginning of period                         15,127,790            1,005,944
                                                                                -------------        -------------

           Cash and cash equivalents, end of period                             $ 11,701,375         $ 16,411,444
                                                                                =============        =============

           Supplemental Disclosure of Non-cash Financing and Investing Activities
           ----------------------------------------------------------------------
              Equipment acquired under capital lease                               $ 180,455             $     -
                                                                                =============        =============

For the six months  ended July 31,  1999,  the Company  acquired the domain name
"onlinetrading.com" for cash and stock options. Accordingly, other assets and additional paid-in capital were increased by $55,000, the value of the stock options.

           Supplemental Disclosure of Cash Flow Information
           ------------------------------------------------
              Cash paid for income taxes                                           $ 978,633             $ 56,111
                                                                                =============        =============
              Cash paid for interest                                               $  20,249             $ 14,249
                                                                                =============        =============

                                 See accompanying notes to financial statements.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 2000 and 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended January 31, 2000 included in the Company's Form 10-KSB/A Annual Report. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2000, the results of operations for the six months ended July 31, 2000 and 1999 and cash flows for the six months ended July 31, 2000 and 1999 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

Reclassifications
         Certain prior period amounts in the accompanying financial statements have been reclassified to conform with current period presentation.

NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of July 31, 2000, the Company had net capital of $14,587,934, which was $14,337,934 in excess of its required net capital of $250,000. The ratio of aggregate indebtedness to net capital was .12 to 1.

NOTE 3 - SECURITIES OWNED

         Securities   owned  consists  of  marketable   trading  and  investment
securities at quoted market values. These securities consist of the following as of July 31, 2000 and January 31, 2000:


                                                     July 31, 2000                          January 31, 2000
                                            ---------------------------------        --------------------------------
Corporate Stocks                             $                   3,372               $                   5,200
Certificate of Deposit                                          49,625                                       -
Obligations of U.S. Government                               4,143,854                                 149,812
                                             --------------------------------        --------------------------------
                                             $               4,196,851               $                 155,012
                                             ================================        ================================


                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an ongoing quarterly review by management.

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                           Three months ended                    Six months ended
                                                                July 31,                             July 31,
                                                    --------------------------------      -------------------------------
                                                         2000               1999               2000            1999
                                                    ---------------  ---------------      ---------------  --------------
Numerator:
  Net earnings available to
      common shareholders                            $      467,679     $    267,951       $      934,783   $     508,094
                                                    ===============  ===============      ===============  ==============
Denominator:
  Denominator for earnings per share
      weighted average shares outstanding                11,328,240        9,777,324           11,281,028       8,780,403
  Effect of dilutive securities - stock
      options                                                10,334           11,629               27,697           2,931
  Effect of shares subject to repurchase by the
     Company                                                148,148          444,444              195,360         444,444
                                                     --------------  ---------------      ---------------  --------------
  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding                                        11,486,722        10,233,397           11,504,085       9,227,778
                                                    ===============  ===============      ===============  ==============
Basic earnings per share                                   $  0.04           $  0.03              $  0.08         $  0.06
                                                    ===============  ===============      ===============  ==============
Diluted earnings per share                                 $  0.04           $  0.03              $  0.08         $  0.06
                                                    ===============  ===============      ===============  ==============



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

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:


                                               July 31, 2000                               January 31, 2000
                                     ----------------------------------            ----------------------------------
Covenants not to compete             $                     500,000                 $                     500,000
Customer lists                                           2,182,000                                     2,182,000
                                     ----------------------------------            ----------------------------------
                                                         2,682,000                                     2,682,000
Accumulated amortization                                  (357,600)                                      (89,400)
                                     ----------------------------------            ----------------------------------
                                     $                   2,324,400                 $                   2,592,600
                                     ==================================            ==================================




The above intangibles are amortized over an estimated useful life of 5 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Litigation
         On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against onlinetradinginc.com corp., Barry Goodman, Jan Bevivino, William L. Mark and Bear Stearns Securities Corp. The Company's attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division and on May 5, 2000 the United States District Court granted the Company's motion to compel arbitration and subsequently entered a procedural order dismissing the Whigham's civil action without prejudice. On September 9, 2000, the Company received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action.

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss.1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. The
                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of any future claim will be successful.

Merger
         On  January  19,  2000,   the  Company   signed  a   definitive,   100%
share-exchange merger agreement with Omega Research, Inc. (Omega Research), a leading provider of branded real-time trading tools for active traders and professionals. Omega Research's current products and services provide traders with the ability to develop, historically test and computer automate trading strategies and to access streaming, real-time charts, quotes and news via the Internet.

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company named TradeStation Group, Inc. (f/k/a OnlineTrading.com Group, Inc.) ("TradeStation Group") will own 100% of the issued and outstanding capital stock of Omega Research (which, upon consummation of the merger, is to be renamed TradeStation Technologies, Inc.) and OnlineTrading.com (which, as soon as practicable after the consummation of the merger, is to be renamed TradeStation Securities, Inc.). Upon completion of the merger, as a result of share exchanges between TradeStation Group and each of Omega Research and OnlineTrading.com, and the listing of TradeStation Group shares, TradeStation Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. TradeStation Group will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2000, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. The financial statements therein have not been restated to give effect to this pending merger as it has not yet been closed.

         In connection with the review by the Staff of the SEC of the Form S-4 registration statement, as amended, filed in connection with the Company's pending merger, the SEC has advised Omega Research that it disagrees with the timing of when Omega Research recognizes licensing fee revenue derived from the sales of its legacy client software. Omega Research continues to have on-going discussions with the SEC and a final resolution is expected shortly. It is uncertain at this time what the ultimate outcome of these discussions will be. It is important to note that, if any change is made, Omega Research's quarterly results could vary materially. These discussions with the SEC impact licensing fee revenue recognized on the sale of Omega Research's legacy client
                           onlinetradinginc.com corp.
                          Notes to Financial Statements
                Three and Six Months Ended July 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

software and do not impact revenue recognition for the Internet subscription services or other revenues that currently constitute substantially all of Omega Research's business or any of Omega Research's planned service offerings that are expected to generate a majority of its revenues in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of onlinetradinginc.com corp. (the "Company"). This discussion should be read with the financial statements appearing in Part I. Item 1 of this report. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

         On January 19, 2000, the Company entered into a Merger Agreement with Omega Research, Inc. Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research, Inc. and onlinetradinginc.com corp. and the satisfaction of other conditions precedent. In connection with the review by the Staff of the SEC of the Form S-4 registration statement, as amended, filed in connection with the Company's pending merger, the SEC has advised Omega Research that it disagrees with the timing of when Omega Research recognizes licensing fee revenue derived from the sales of its legacy client software and the accounting of Omega Research's acquisition of Window On Wallstreet, Inc. Omega Research continues to have on-going discussions with the SEC and a final resolution is expected shortly. It is uncertain at this time what the ultimate outcome of these discussions will be. It is important to note that, if any change is made, Omega Research's quarterly results could vary materially. These discussions with the SEC impact licensing fee revenue recognized on the sale of Omega Research's legacy client software and do not impact revenue recognition for the Internet subscription services or other revenues that currently constitute substantially all of Omega Research's planned service offerings that are expected to generate a majority of its revenues in the future. For more details regarding the Merger Agreement please see the most recent Form 10-KSB and S-4 filings.

RESULTS OF OPERATIONS

Six Months Ended July 31, 2000 Compared with Six Months Ended July 31, 1999
---------------------------------------------------------------------------

REVENUES

         Total Revenues. The Company's total revenues increased $3,994,327, or 84% from $4,735,028 for the six months ended July 31, 1999 to $8,729,355 for the six months ended July 31, 2000.

         Commission Revenue. Commission revenue increased $3,745,188, or 95% from $3,957,494 for the six months ended July 31, 1999 to $7,702,682 for the six months ended July 31, 2000. The increase was the primary result of our continued customer growth and the acquisition of Newport Discount Brokerage's clients.

         Investment Gains, net. Our proprietary trading net profits decreased $334,703 to $198,941 for the six months ended July 31, 2000 as compared to $533,644 for the six months ended July 31, 1999. The Company is in the process of winding down proprietary trading operations in anticipation of the merger with Omega Research, Inc.

         Interest - Revenue Sharing. Interest revenue sharing represents a revenue sharing agreement with our clearing firm. Interest revenue sharing increased by $174,008 to $311,218 for the six months ended July 31, 2000 as compared to $137,210 for the six months ended July 31, 1999. The increase was due primarily to a change in the percentage of revenue the Company receives and the increase of our customer balances being maintained by the clearing firm.

         Interest and Dividends. Interest and dividend income increased $386,124 to $492,804 for the six months ended July 31, 2000 as compared to $106,680 for the six months ended July 31, 1999. The increase was primarily as a result of the Company's increased cash position available for investment and the prevailing interest rates.

         Other Revenues. Other revenues consist primarily of other service fees shared with our clearing agent and licensing fees for the Company's Internet trading platform. For the six months ended July 31, 2000 other revenues totaled $23,710. There were no other revenues for the six months ended July 31, 1999.

EXPENSES

         Total Operating Expenses. Total operating expenses increased by 76% from $4,085,667 for the six months ended July 31, 1999 to $7,206,022 for the six months ended July 31, 2000.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $956,116, or 40%, from $2,402,478 for the six months ended July 31, 1999 to $3,358,594 for the six months ended July 31, 2000. Included in this amount is commissions paid to the Company's brokers which increased $320,171 from $1,462,146 for the six months ended July 31, 1999 to $1,782,317 for the six months ended July 31, 2000 as a result of the increased commission revenue. However, because the majority of the Company's commission revenue growth is attributable to its online accounts, commissions paid to the Company's brokers as a percentage of commission revenue has been decreasing and should continue to do so. Also included in this amount are commissions paid to the Company's traders which decreased by $244,610 to $59,932 for the six months ended July 31, 2000 due to the decrease in investment gains. In addition, the Company has employed various customer support, back office and management staff to support the current growth. The percentage of employee compensation and related benefits to revenue decreased from 51% for the six months ended July 31, 1999 to 38% for the six months ended July 31, 2000.

         Floor brokerage. Floor brokerage decreased from $27,051 for the six months ended July 31, 1999 to $11,370 for the six months ended July 31, 2000.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $848,368, or 70%, from $1,218,466 to $2,066,834 as a result of the increase in our volume of transactions and the acquisition of clients from Newport Discount Brokerage, Inc. ("Newport"). However, as a percentage of commission revenue for the six months ended July 31, 2000, clearing costs decreased to 27% as compared to 31% for the six months ended July 31, 1999.

         Communications. Communication costs increased $87,955 or 136% from $64,465 for the six months ended July 31, 1999 to $152,420 for the six months ended July 31, 2000. This increase is primarily due to increased customer trading activity.

         Occupancy and Equipment. Occupancy and equipment expenses consist primarily of facilities rent and leasing and depreciation of fixed assets. Occupancy and equipment expenses increased $118,650 or 90%, from $131,127 for the six months ended July 31, 1999 to $249,777 for the six months ended July 31, 2000. This increase is the primary result of increased rent for additional space and depreciation and leasing costs on equipment and other fixed assets necessary to accommodate our growth.

         Promotional Costs. Promotional costs consist of advertising and public relations. Promotional costs totaled $17,116 for the six months ended July 31, 2000 compared to $11,953 for the six months ended July 31, 1999.

         Product Development. Product development costs represent the cost to develop our new order execution system. These costs totaled $341,966 for the six months ended July 31, 2000. There were no product development costs for the six months ended July 31, 1999.

         Interest Expense. Interest expense increased $6,000 from $14,249 for the six months ended July 31, 1999 to $20,249 for the six months ended July 31, 2000. This increase is primarily due to interest paid on a capital lease.

         Regulatory Fees and Expenses. Regulatory fees and expenses represent the fees paid to regulatory organizations such as the National Association of Securities Dealers, Inc. (NASD) and state regulatory agencies for licensing the Company and its registered agents. These costs increased $18,902 or 73%, from $25,871 for the six months ended July 31, 1999 to $44,773 for the six months ended July 31, 2000. This increase is primarily due to increased assessment fees to the NASD based upon the Company's increase in gross revenues and licensing fees for additional registered employees.

         Amortization Expense. Amortization expense increased $266,500 from $3,866 for the six months ended July 31, 1999 to $270,366 for the six months ended July 31, 2000. The increase is due to the goodwill amortization related to the acquisition of clients from Newport Discount Brokerage.

         Other expenses. Other expenses consist primarily of Market Data expenses, general office expenses and all other expenses related to the operation of the Company. These expenses increased by $486,415 from $186,141 for the six months ended July 31, 1999 to $672,556 for the six months ended July 31, 2000. This increase is primarily due to our expansion and the Newport acquisition.

         Income Taxes. The Company recorded a provision for income taxes of $587,865 for the six months ended July 31, 2000 as compared to $316,267 for the six months ended July 31, 1999. The effective tax rate was 38.6% for the six months ended July 31, 2000 and 38.4% for the six months ended July 31, 1999.

NON-OPERATING ITEMS

         Loss on disposal of assets. The Company sold phone equipment, which resulted in a loss of $685 for the six months ended July 31, 2000.

         Settlement payment received. The Company received an arbitration settlement payment of $175,000 in July 1999.


         As a result of the above, results improved from net income of $508,094 for the six months ended July 31, 1999 to net income of $934,783 for the six months ended July 31, 2000. This represents an increase of 84%.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31,  2000,  the  Company  had cash and cash  equivalents  of
$11,701,375,   consisting  of  cash  and  money  market  funds  as  compared  to
$15,127,790 as of January 31, 2000.

         Cash provided by operating activities was $716,899 and $110,684 for the six months ended July 31, 2000 and 1999, respectively.

         Cash used in investing activities was $4,099,588 and $86,175 for the six months ended July 31, 2000 and 1999, respectively. The primary use of cash for the six months ended July 31, 2000 was for the purchase of a treasury note as a short-term investment.

         Cash used in financing activities was $43,726 for the six months ended July 31, 2000 due to repayment of a capital lease obligation. Cash provided by financing activities was $15,380,991 for the six months ended July 31, 1999 due to the issuance of common stock, redemption of preferred stock and repayment of subordinated loan.

         As a result, the Company had a net decrease in cash and cash equivalents of $3,426,415 for the six months ended July 31, 2000 compared to a net increase of $15,405,500 for the six months ended July 31, 1999.

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of July 31, 2000, the Company had net capital of $14,587,934, which was $14,337,934 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e., its net capital ratio). As of July 31, 2000, the Company had a net capital ratio of .12 to 1. The Company remains well within the regulatory required minimums.

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

FORWARD LOOKING INFORMATION

         Statements contained in this report regarding the Company's future operations, growth strategy, future performance and results and the anticipated liquidity are forward looking and therefore are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or suggested in the forward looking statements, including those discussed on this report and in the Company's other filings with the SEC. In addition, any forward looking information regarding the operations of the Company will be affected by management's ability to: (1) complete its expansion in a timely fashion, (2) manage and operate its facility as expanded, (3) increase its marketing and sales efforts, (4) maintain its existing customers, and (5) close its merger transaction with Omega Research, Inc. There can be no assurance that the Company will be successful in completing its proposed expansion or pending merger, or, if completed, that it will be successful in efficiently managing its growth in order to maximize potential transaction volume.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 11, 2000, Robert A. Whigham, Jr. and Patricia F. Whigham filed a civil action against onlinetradinginc.com corp., Barry Goodman, Jan Bevivino, William L. Mark and Bear Stearns Securities Corp. Our attorneys moved the case to the United States District Court for the District of Massachusetts, Eastern Division and on May 5, 2000 the United States District Court granted our motion to compel arbitration and subsequently entered a procedural order dismissing the Whighams' civil action without prejudice. On September 9, 2000, the Company received notification from NASD Dispute Resolution, Inc. that the Whighams had filed a statement of claim and initiated arbitration against all parties named in the former civil action.

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss.1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. The Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of any future claim will be successful.

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

         From the effective date of the IPO through the date hereof, the Company has utilized a portion of the proceedings as follows:

                   Sales & Marketing                                $     50,000
                   Website Enhancement & Programming                     690,000
                   Increase Net Capital                                1,500,000

                   Additional Management & Personnel                     160,000
                   Expansion Client Services                              75,000
                   Network Expansion & Upgrade                            60,000
                   Year 2000 Readiness and Testing                        25,000
                   Working Capital                                       120,000
                   Acquisition & Non-compete Agreements                2,682,000
                                                                       ---------

                   Total use of proceeds to date                      $5,362,000
                                                                      ==========

         The balance of the net proceeds has been invested in short-term treasuries and money market funds. No payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 11 - Computation of Per Share Earnings (see Note 5 of notes to financial statements.)

         Exhibit 27 - Financial Data Schedule

(b) Form 8-K filing during the quarter ended July 31, 2000.
         None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

onlinetradinginc.com corp.


September 13, 2000                 By: /s/ E. Steven zum Tobel
-------------------------          ---------------------------------------------
Date                               E. Steven zum Tobel, President and Chief
                                   Financial Officer (Signing both as an
                                   authorized officer and as Principal Financial
                                   and Accounting Officer of the Registrant)