Form 10-Q
period 2000-10-31
ONLINETRADINGINC COM CORP
filed 2000-12-15
CIK 1082690

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

                   For the quarterly period ended October 31, 2000

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

         On December 14, 2000 the registrant had 11,476,388 outstanding shares of common stock, $0.01 par value.

         Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__
                            onlinetradinginc.com corp.


                                       INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended October 31, 2000 and 1999                                1

         Statements of Financial Condition as of October 31, 2000 (unaudited)
         and January 31, 2000                                                  2

         Statement of Stockholders' Equity (unaudited) for the Nine
         Months Ended October 31, 2000                                         3

         Statements of Cash Flows (unaudited) for the Nine Months Ended
         October 31, 2000 and 1999                                             4

         Notes to the Financial Statements                                   5-8

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9-14


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                15

    Item 2.  Changes in Securities and Use of Proceeds                        15

    Item 6.  Exhibits and Reports on Form 8-K                                 16

    Signatures                                                                16
                                             onlinetradinginc.com corp.
                                               Statements of Income
                                                   (UNAUDITED)


                                                           Three Months Ended                     Nine Months Ended
                                                               October 31,                            October 31,
                                                    ---------------------------------      ---------------------------------
                                                        2000               1999                2000               1999
                                                    -------------      --------------      -------------      --------------

     Revenues
          Commissions                                $ 4,337,402         $ 2,092,667       $ 12,040,084         $ 6,050,161
          Investment gains, net                          122,126             331,479            321,067             869,727
          Interest - revenue sharing                     322,154             108,909            633,372             246,119
          Interest and dividends                         265,380             234,814            758,184             336,890
          Other revenues                                  30,918                   -             54,628                   -
                                                    -------------      --------------      -------------      --------------
                                                       5,077,980           2,767,869         13,807,335           7,502,897
                                                    -------------      --------------      -------------      --------------

     Expenses
          Employee compensation and benefits           1,942,460           1,276,917          5,301,055           3,683,646
          Floor brokerage                                  1,279              14,755             12,649              41,806
          Clearing and other transaction costs         1,201,982             539,944          3,268,815           1,823,223
          Communications                                  83,955              43,134            236,374             107,599
          Occupancy and equipment                        126,659              85,223            376,436             216,350
          Promotional costs                               20,038              44,564             37,155              56,517
          Product development                            172,061                   -            514,027                   -
          Interest expense                                14,981               5,356             35,230              19,605
          Regulatory fees and expenses                    24,635               6,258             69,408              32,129
          Amortization expense                           135,183               1,083            405,549               4,949
          Other operating expenses                       365,658              95,633          1,038,215             212,709
                                                    -------------      --------------      -------------      --------------
                                                       4,088,891           2,112,867         11,294,913           6,198,533
                                                    -------------      --------------      -------------      --------------

     Income from operations                              989,089             655,002          2,512,422           1,304,364

     Non-Operating Items:
          Loss on disposal of assets                           -                   -               (685)                  -
             Settlement payment received                       -                   -                  -             175,000
                                                    -------------      --------------      -------------      --------------

     Income before income taxes                          989,089             655,002          2,511,737           1,479,364

     Income tax provision                                381,987             240,120            969,852             556,387
                                                    -------------      --------------      -------------      --------------

     Net Income                                        $ 607,102           $ 414,882        $ 1,541,885           $ 922,977
                                                    =============      ==============      =============      ==============

     Earnings Per Share
          Basic                                            $0.05               $0.04              $0.14               $0.10
                                                    =============      ==============      =============      ==============
          Diluted                                          $0.05               $0.04              $0.13               $0.09
                                                    =============      ==============      =============      ==============
     Weighted average common shares outstanding
          Basic                                       11,328,240          11,031,944         11,296,880           9,432,595
                                                    =============      ==============      =============      ==============
          Diluted                                     11,476,915          11,482,334         11,498,111           9,886,304
                                                    =============      ==============      =============      ==============





                                 See accompanying notes to financial statements.

                                             onlinetradinginc.com corp.
                                         Statements of Financial Condition




                                                                                         October 31, 2000          January 31, 2000
                                                                                       -------------------       -------------------
                                                                                             (unaudited)

ASSETS
      Current Assets
          Cash and cash equivalents                                                          $ 16,950,645              $ 15,127,790
          Receivable from clearing organization                                                   910,083                   759,183
          Securities owned, at market value                                                       153,616                   155,012
          Other current assets                                                                    177,277                   103,987
                                                                                       -------------------       -------------------
      Total Current Assets                                                                     18,191,621                16,145,972

      Property and Equipment, net                                                                 711,127                   400,776

      Intangible Assets, net                                                                    2,190,300                 2,592,600

      Other Assets                                                                                240,198                   221,456
                                                                                       -------------------       -------------------

TOTAL ASSETS                                                                                 $ 21,333,246              $ 19,360,804
                                                                                       ===================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
          Current portion of capital lease payable                                              $ 103,748                  $ 39,944
          Accounts payable and accrued liabilities                                              1,828,604                 1,291,317
          Income taxes payable                                                                    454,580                   653,141
          Securities sold but not yet purchased, at market value                                    1,731                    25,938
                                                                                       -------------------       -------------------
      Total Current Liabilities                                                                 2,388,663                 2,010,340
                                                                                       -------------------       -------------------

      Deferred Income Taxes                                                                        34,300                    34,300
                                                                                       -------------------       -------------------

      Capital Lease Payable, net of current portion                                               124,365                    72,131
                                                                                       -------------------       -------------------

      Commitments and Contingencies (Note 8)

      Stockholders' Equity
          Common stock, $0.01 par value; 100,000,000 shares authorized;
          11,476,388 shares issued and outstanding                                                114,763                   114,763
          Additional paid-in capital                                                           15,943,179                15,943,179
          Retained earnings                                                                     2,727,976                 1,186,091
                                                                                       -------------------       -------------------

      Total Stockholders' Equity                                                               18,785,918                17,244,033
                                                                                       -------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 21,333,246              $ 19,360,804
                                                                                       ===================       ===================







                                 See accompanying notes to financial statements.

                                             onlinetradinginc.com corp.
                                    Statement of Changes in Stockholders' Equity
                                     For the Nine Months Ended October 31, 2000
                                                   (UNAUDITED)












                                           Common Stock
                                  -------------------------------     Additional
                                       Shares        Amount at         Paid-In          Retained
                                       Issued        Par Value         Capital          Earnings          Total
                                  ---------------- --------------  ---------------- ---------------- ----------------

 BALANCE, January 31, 2000             11,476,388      $ 114,763      $ 15,943,179      $ 1,186,091     $ 17,244,033


  Net income for nine months
        ended October 31, 2000                  -              -                 -        1,541,885        1,541,885
                                  ---------------- --------------  ---------------- ---------------- ----------------

 BALANCE, October 31, 2000             11,476,388      $ 114,763      $ 15,943,179      $ 2,727,976     $ 18,785,918
                                  ================ ==============  ================ ================ ================

















                                 See accompanying notes to financial statements.

                                             onlinetradinginc.com corp.
                                              Statements of Cash Flows
                                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                               October 31,
                                                                                 -----------------------------------
                                                                                      2000                 1999
                                                                                 --------------       --------------

            CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                          $ 1,541,885            $ 922,977
               Adjustments to reconcile net income to net cash
               provided by operating activities:
                  Depreciation and Amortization                                        488,040               36,245
                  Loss on sale of property and equipment                                   685                    -
                  Deferred income taxes                                                      -                2,500
                  Other non-cash charges                                                89,974                    -
                  Changes in operating assets and liabilities:
                     Receivable from clearing organization                            (150,900)             211,174
                     Other receivables                                                       -             (118,509)
                     Securities owned, at market value                                   1,396             (395,859)
                     Other current assets                                              (73,290)            (120,350)
                     Other assets                                                      (21,992)              11,289
                     Accounts payable and accrued liabilities                          537,287              (78,491)
                     Income taxes payable                                             (198,561)             490,527
                     Other current liabilities                                               -               79,010
                     Securities sold, but not yet purchased, at market value           (24,207)             322,913
                                                                                 --------------       --------------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,190,317            1,363,426
                                                                                 --------------       --------------

            CASH FLOWS FROM INVESTING ACTIVITIES
               Proceeds from sale of property and equipment                              5,300                    -
               Purchase of property and equipment                                     (308,345)            (139,394)
                                                                                 --------------       --------------

                     NET CASH USED IN INVESTING ACTIVITIES                            (303,045)            (139,394)
                                                                                 --------------       --------------

            CASH FLOWS FROM FINANCING ACTIVITIES
               Repayment of capital lease obligation                                   (64,417)                   -
               Proceeds from issuance of common stock and warrants                           -           15,810,991
               Repayment of subordinated loan                                                -             (125,000)
               Redemption of preferred stock                                                 -             (330,000)
                                                                                 --------------       --------------

                     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (64,417)          15,355,991
                                                                                 --------------       --------------

            Net increase in cash and cash equivalents                                1,822,855           16,580,023

            Cash and cash equivalents, beginning of period                          15,127,790            1,005,944
                                                                                 --------------       --------------

            Cash and cash equivalents, end of period                              $ 16,950,645         $ 17,585,967
                                                                                 ==============       ==============

            Supplemental Disclosure of Non-cash Financing and Investing Activities
               Equipment acquired under capital lease                             $    180,455          $        -
                                                                                 ==============       ==============

For the nine months ended October 31, 1999, the Company acquired the domain name
"onlinetrading.com" for cash and stock options. Accordingly, other assets and additional paid-in capital were increased by $55,000, the value of the stock options.

            Supplemental Disclosure of Cash Flow Information
               Cash paid for income taxes                                         $    978,633             $ 64,140
                                                                                 ==============       ==============
               Cash paid for interest                                             $     35,230             $ 23,012
                                                                                 ==============       ==============



                                 See accompanying notes to financial statements.

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 2000 and 1999
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with Item 310(b) of Regulation S-B, "Interim Financial Statements" and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the financial statements and footnotes for the year ended January 31, 2000 included in the onlinetradinginc.com corp. (the "Company") Form 10-KSB/A Annual Report. Financial information as of January 31 has been derived from the audited financial statements of the Company for the year ended January 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of October 31, 2000, the results of operations for the nine months ended October 31, 2000 and 1999 and cash flows for the nine months ended October 31, 2000 and 1999 have been included in the accompanying financial statements. The results of operations and cash flows for the interim periods, is not necessarily indicative of the results of operations or cash flows that may be expected for the remainder of the year.

Reclassifications
         Certain prior period amounts in the accompanying financial statements have been reclassified to conform with current period presentation.

NOTE 2 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimal net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. As of October 31, 2000, the Company had net capital of $14,745,197, which was $14,495,197 in excess of its required net capital of $250,000. The ratio of aggregate indebtedness to net capital was .17 to 1.

NOTE 3 - SECURITIES OWNED

         Securities   owned  consists  of  marketable   trading  and  investment
securities at quoted market values. These securities consist of the following as of October 31, 2000 and January 31, 2000:


                                                    October 31, 2000                        January 31, 2000
                                             --------------------------------        --------------------------------
Corporate Stocks/Options                     $                   3,475               $                   5,200
Obligations of U.S. Government                                 150,141                                 149,812
                                             --------------------------------        --------------------------------
                                             $                 153,616               $                 155,012
                                             ================================        ================================




                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 4 - INCOME TAXES

         Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to an ongoing quarterly review by management.

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three months ended                   Nine months ended
                                                               October 31,                         October 31,
                                                    ----------------------------------    ---------------------------------
                                                         2000               1999                2000              1999
                                                    ---------------    ---------------    ---------------    --------------
Numerator:
  Net earnings available to
      common shareholders                            $     607,102      $     414,882      $   1,541,885      $    922,977
                                                    ===============    ===============    ===============    ==============
Denominator:
  Denominator for earnings per share
      weighted average shares outstanding               11,328,240         11,031,944         11,296,880         9,432,595
  Effect of dilutive securities - stock
      options                                                  527              5,946             21,723             9,265
  Effect of shares subject to repurchase by the
     Company                                               148,148            444,444            179,508           444,444
                                                    ---------------    ---------------     --------------   ---------------
  Denominator for earnings per share - assuming
     dilution - adjusted weighted average shares
     outstanding                                        11,476,915         11,482,334           11,498,111       9,886,304
                                                    ===============    ===============      ===============  ==============
Basic earnings per share                                   $  0.05            $  0.04            $    0.14         $  0.10
                                                    ===============    ===============      ===============  ==============
Diluted earnings per share                                 $  0.05            $  0.04            $    0.13         $  0.09
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

                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                             October 31, 2000                              January 31, 2000
                                     ----------------------------------            ----------------------------------
Covenants not to compete             $                     500,000                 $                     500,000
Customer lists                                           2,182,000                                     2,182,000
                                     ----------------------------------            ----------------------------------
                                                         2,682,000                                     2,682,000
Accumulated amortization                                  (491,700)                                      (89,400)
                                     ----------------------------------
                                                                                   ----------------------------------
                                     $                   2,190,300                 $                   2,592,600
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

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss.1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. The
                           onlinetradinginc.com corp.
                          Notes to Financial Statements
              Three and Nine Months Ended October 31, 2000 and 1999
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------

Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of this claim will be successful.

Merger
         On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with Omega Research, Inc. ("Omega Research"), a leading provider of branded real-time trading tools for active traders and professionals. Omega Research's current products and services provide traders with the ability to develop, historically test and computer automate trading strategies and to access streaming, real-time charts, quotes and news via the Internet.

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company named TradeStation Group, Inc. (f/k/a OnlineTrading.com Group, Inc.) ("TradeStation Group") will own 100% of the issued and outstanding capital stock of Omega Research (which, upon consummation of the merger, is to be renamed TradeStation Technologies, Inc.) and the Company (which, as soon as practicable after the consummation of the merger, is to be renamed TradeStation Securities, Inc.). Upon completion of the merger, as a result of share exchanges between TradeStation Group and each of Omega Research and the Company, and the listing of TradeStation Group shares, TradeStation Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. TradeStation Group will initially be owned approximately 57% (on a fully diluted basis) by Omega Research's shareholders and approximately 43% (on a fully diluted basis) by the Company's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the approval of the shareholders of each of Omega Research and the Company, and the satisfaction of other conditions precedent. The financial statements therein have not been restated to give effect to this pending merger as it has not yet been closed.

NOTE 9 - SUBSEQUENT EVENT

         On December 11, 2000 the SEC declared the registration statement for the Company's merger with Omega Research effective. The merger is expected to close on December 29, 2000, the date set for the Company's shareholders meeting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the results of operations and financial condition of onlinetradinginc.com corp. (the "Company"). This discussion should be read with the financial statements appearing in Part I. Item 1 of this report. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

         On January 19, 2000, the Company entered into a Merger Agreement with Omega Research, Inc. On December 11, 2000 the SEC declared the registration for the Company's merger with Omega Research, Inc. effective. The merger is expected to close on December 29, 2000, the date set for the Company's shareholders meeting. Closing of the Merger Agreement is conditioned upon and subject to the approval of the shareholders of each of Omega Research, Inc. and the Company and the satisfaction of other conditions precedent. For more details regarding the Merger Agreement please see the most recent Form 10-KSB and S-4 filings.

RESULTS OF OPERATIONS

Nine Months Ended October 31, 2000 Compared with Nine Months Ended October 31, 1999

REVENUES

         Total Revenues. The Company's total revenues increased $6,304,438, or 84% from $7,502,897 for the nine months ended October 31, 1999 to $13,807,335 for the nine months ended October 31, 2000.

         Commission Revenue. Commission revenue increased $5,989,923, or 99% from $6,050,161 for the nine months ended October 31, 1999 to $12,040,084 for the nine months ended October 31, 2000. The increase was the primary result of our continued customer growth and the acquisition of Newport Discount Brokerage's clients.

         Investment Gains, net. Our proprietary trading net profits decreased $548,660 to $321,067 for the nine months ended October 31, 2000 as compared to $869,727 for the nine months ended October 31, 1999. The Company is in the process of winding down proprietary trading operations in anticipation of the merger with Omega Research, Inc.

         Interest - Revenue Sharing. Interest revenue sharing represents a revenue sharing agreement with our clearing firm. Interest revenue sharing increased by $387,253 to $633,372 for the nine months ended October 31, 2000 as compared to $246,119 for the nine months ended October 31, 1999. The increase was due primarily to a change in the percentage of revenue the Company receives and the increase of our customer balances being maintained by the clearing firm.

         Interest and Dividends. Interest and dividend income increased $421,294 to $758,184 for the nine months ended October 31, 2000 as compared to $336,890 for the nine months ended October 31, 1999. The increase was primarily as a result of the Company's increased cash position available for investment and the prevailing interest rates.

         Other Revenues. Other revenues consist primarily of other service fees shared with our clearing agent and licensing fees for the Company's Internet trading platform. For the nine months ended October 31, 2000 other revenues totaled $54,628. There were no other revenues for the nine months ended October 31, 1999.

EXPENSES

         Total Operating Expenses. Total operating expenses increased by 82% from $6,198,533 for the nine months ended October 31, 1999 to $11,294,913 for the nine months ended October 31, 2000.

         Employee Compensation and Benefits. Employee compensation and related benefits increased by $1,617,409, or 44%, from $3,683,646 for the nine months ended October 31, 1999 to $5,301,055 for the nine months ended October 31, 2000. Included in this amount is commissions paid to the Company's brokers which increased $705,279 from $2,139,351 for the nine months ended October 31, 1999 to $2,844,630 for the nine months ended October 31, 2000 as a result of the increased commission revenue. However, because the majority of the Company's commission revenue growth is attributable to its internet and other non-commissioned accounts, commissions paid to the Company's brokers as a percentage of commission revenue has been decreasing and should continue to do so. Also included in this amount are commissions paid to the Company's traders which decreased by $366,810 to $124,446 for the nine months ended October 31, 2000 due to the decrease in investment gains. In addition, the Company has employed various customer support, back office and management staff to support the current growth. The percentage of employee compensation and related benefits to revenue decreased from 49% for the nine months ended October 31, 1999 to 38% for the nine months ended October 31, 2000.

         Floor brokerage. Floor brokerage decreased from $41,806 for the nine months ended October 31, 1999 to $12,649 for the nine months ended October 31, 2000.

         Clearing and Other Transaction Costs. Clearing and other transaction costs represents the cost to execute and clear customer trades. These expenses increased $1,445,592, or 79%, from $1,823,223 to $3,268,815 as a result of the increase in our volume of transactions, the acquisition of clients from Newport Discount Brokerage, Inc. ("Newport") and the cost of maintaining third party clearing agreements. However, as a percentage of commission revenue for the nine months ended October 31, 2000, clearing costs decreased to 27% as compared to 30% for the nine months ended October 31, 1999 due to improved clearing rates and a classification change of certain market data expenses to other expenses. This was slightly offset by third party clearing costs.

         Communications. Communication costs increased $128,775 or 120% from $107,599 for the nine months ended October 31, 1999 to $236,374 for the nine months ended October 31, 2000. This increase is primarily due to increased customer trading activity.

         Occupancy and Equipment. Occupancy and equipment expenses consist primarily of facilities rent and leasing and depreciation of fixed assets. Occupancy and equipment expenses increased $160,086 or 74%, from $216,350 for the nine months ended October 31, 1999 to $376,436 for the nine months ended October 31, 2000. This increase is the primary result of increased rent for additional space and depreciation and leasing costs on equipment and other fixed assets necessary to accommodate our growth.

         Promotional Costs. Promotional costs consist of advertising and public relations. Promotional costs totaled $37,155 for the nine months ended October 31, 2000 compared to $56,517 for the nine months ended October 31, 1999.

         Product Development. Product development costs represent the cost to develop our new order execution system. These costs totaled $514,027 for the nine months ended October 31, 2000. There were no product development costs for the nine months ended October 31, 1999.

         Interest Expense. Interest expense increased $15,625 from $19,605 for the nine months ended October 31, 1999 to $35,230 for the nine months ended October 31, 2000. This increase is primarily due to interest paid on a capital lease.

         Regulatory Fees and Expenses. Regulatory fees and expenses represent the fees paid to regulatory organizations such as the National Association of Securities Dealers, Inc. (NASD) and state regulatory agencies for licensing the Company and its registered agents. These costs increased $37,279 or 116%, from $32,129 for the nine months ended October 31, 1999 to $69,408 for the nine months ended October 31, 2000. This increase is primarily due to increased assessment fees to the NASD based upon the Company's increase in gross revenues and licensing fees for additional registered employees necessary to accommodate our anticipated growth.

         Amortization Expense. Amortization expense increased $400,600 from $4,949 for the nine months ended October 31, 1999 to $405,549 for the nine months ended October 31, 2000. The increase is due to the amortization of intangible assets related to the acquisition of clients from Newport.

         Other operating expenses. Other operating expenses consist primarily of Market Data expenses, general office expenses and all other expenses related to the operation of the Company. These expenses increased by $825,506 from $212,709 for the nine months ended October 31, 1999 to $1,038,215 for the nine months ended October 31, 2000. This increase is primarily due to our continued rapid expansion, the Newport acquisition and a classification change of certain market data expenses from the clearing and other transaction costs category.

         Income Taxes. The Company recorded a provision for income taxes of $969,852 for the nine months ended October 31, 2000 as compared to $556,387 for the nine months ended October 31, 1999. The effective tax rate was 38.6% for the nine months ended October 31, 2000 and 37.6% for the nine months ended October 31, 1999.

NON-OPERATING ITEMS

         Loss on disposal of assets. The Company sold phone equipment, which resulted in a loss of $685 for the nine months ended October 31, 2000.

         Settlement payment received. The Company received an arbitration settlement payment of $175,000 in July 1999.


         As a result of the above, results improved from net income of $922,977 for the nine months ended October 31, 1999 to net income of $1,541,885 for the nine months ended October 31, 2000. This represents an increase of 67%.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2000,  the Company had cash and cash  equivalents  of
$16,950,645,   consisting  of  cash  and  money  market  funds  as  compared  to
$15,127,790 as of January 31, 2000.

         Cash provided by operating activities was $2,190,317 and $1,363,426 for the nine months ended October 31, 2000 and 1999, respectively.

         Cash used in investing activities was $303,045 and $139,394 for the nine months ended October 31, 2000 and 1999, respectively. The primary use of cash for the nine months ended October 31, 2000 and 1999 was for the purchase of property and equipment .

         Cash used in financing activities was $64,417 for the nine months ended October 31, 2000 due to repayment of a capital lease obligation. Cash provided by financing activities was $15,355,991 for the nine months ended October 31, 1999 due to the issuance of common stock, redemption of preferred stock and repayment of subordinated loan.

         As a result, the Company had an increase in cash and cash equivalents of $1,822,855 for the nine months ended October 31, 2000 compared to an increase of $16,580,023 for the nine months ended October 31, 1999.

         The Company is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimal net capital as defined. As of October 31, 2000, the Company had net capital of $14,745,197, which was $14,495,197 in excess of the minimum required. In addition, the Company's aggregate indebtedness may not exceed 15 times its net capital (i.e., its net capital ratio). As of October 31, 2000, the Company had a net capital ratio of .17 to 1. The Company remains well within the regulatory required minimums.

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

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 did not have a material impact on the financial statements of the Company.

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

         The Whighams have alleged that, during the period from January 1999 through August 1999, their accounts were serviced by an unregistered person, Barry Goodman, in violation of Massachusetts General Laws c.110A and that the Company aided and abetted Mr. Goodman in violation of c.110A. The Whighams have also made allegations of excessive trading, excessive commissions, negligent supervision and fraud in violation of 18 U.S.C. ss.1962. The Whighams seek total alleged damages of $561,000 plus interest, costs, fees and treble damages. The Company intends to present a vigorous defense and to seek reimbursement for certain costs associated with the Company's defense. The Company believes the allegations to be without merit; however, there can be no assurance that the Company's defense of this claim will be successful.

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

         From the effective date of the IPO through the date hereof, the Company has utilized a portion of the proceedings as follows:

                   Sales & Marketing                                $     70,000
                   Website Enhancement & Programming                     860,000
                   Increase Net Capital                                1,500,000

                   Additional Management & Personnel                     475,000
                   Expansion Client Services                             100,000
                   Network Expansion & Upgrade                           160,000
                   Year 2000 Readiness and Testing                        25,000
                   Working Capital                                       120,000
                   Acquisition & Non-compete Agreements                2,682,000
                                                                       ---------

                   Total use of proceeds to date                      $5,992,000
                                                                      ==========

         The balance of the net proceeds has been invested in money market funds. No payments from the use of proceeds were made to officers, directors, or persons owning more than 10% of any class of securities of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         Exhibit 11 - Computation of Per Share Earnings (see Note 5 of notes to financial statements.)

         Exhibit 27 - Financial Data Schedule

(b) Form 8-K filing during the quarter ended October 31, 2000.
         None


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

onlinetradinginc.com corp.

December 14, 2000               By:
------------------------        ------------------------------------------------
Date                            E. Steven zum Tobel, President and Chief
                                Financial Officer (Signing both in his capacity
                                as an authorized officer and as Principal
                                Financial and Accounting Officer of the
                                Registrant)